Form 10-K
period 2021-12-31
RLI CORP
filed 2022-02-18
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2021, based upon the closing sale price of the Common Stock on June 30, 2021 as reported on the New York Stock Exchange, was $4,592,962,657. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on February 2, 2022 was 45,289,337.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2022 annual meeting of shareholders are incorporated herein by reference into Part III of this document.

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

As a specialty insurance company with a niche focus, we offer insurance coverages in the specialty admitted and excess and surplus markets. We distribute our property and casualty insurance through locations across the country that market to wholesale and retail brokers, independent agents and carrier partners. We offer limited coverages on a direct basis to select insureds, as well as various reinsurance coverages. In addition, from time to time, we write a limited amount of business under agreements with managing general agents under the direction of our product leadership.

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

	Year Ended December 31,
(in thousands)	2021	2020	2019
PREMIUMS WRITTEN
Direct and Assumed	$1,347,354	$1,136,432	$1,065,002
Reinsurance ceded	(289,821)	(244,344)	(204,665)
Net	$1,057,533	$892,088	$860,337
PREMIUMS EARNED
Direct and Assumed	$1,253,296	$1,090,259	$1,021,294
Reinsurance ceded	(272,393)	(224,512)	(182,183)
Net	$980,903	$865,747	$839,111

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

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Many of these risks are unique and hard to place in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2021, our specialty admitted operations produced gross premiums written of $845.3 million, representing approximately 63 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows the Company to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines regulatory environment and production model also effectively filter submission flow and match market opportunities to our expertise and appetite. According to AM Best, the excess and surplus market represents less than 10 percent of the entire domestic property and casualty industry, as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $469.6 million, or 35 percent, of our total gross premiums written in 2021.

SPECIALTY REINSURANCE MARKET

We write business in the specialty reinsurance market. This business is generally written on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its reinsurance clients. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. For 2021, our specialty reinsurance operations wrote gross premiums of $32.5 million, representing approximately 2 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

The segments of our insurance operations are casualty, property and surety. For additional information, see note 12 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

CASUALTY SEGMENT

Commercial Excess and Personal Umbrella

Our commercial excess coverage is written in excess of primary liability insurance provided by other carriers and in excess of primary liability written by the Company. The personal umbrella coverage is generally written in excess of homeowners’ and automobile liability coverage provided by other carriers. Net premiums earned from this business totaled $219.4 million, $178.2 million and $140.5 million, or 22 percent, 21 percent and 17 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

General Liability

Our general liability business consists primarily of coverage for third-party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. We also offer coverages for security guards and in the specialized areas of onshore energy-related businesses and environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists. Net premiums earned from our general liability business totaled $90.9 million, $91.7 million and $98.9 million, or 9 percent, 11 percent and 12 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage to small to medium-sized design, technical, computer and other miscellaneous professionals. Our product suite for these customers also includes a full array of multi-peril package products including general liability, property, automobile, excess liability and workers’ compensation coverages. This business primarily markets its products through specialty retail agents nationwide. Net premiums earned from the professional services group totaled $88.9 million, $85.2 million and $81.3 million, or 9 percent, 10 percent and 10 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

Commercial Transportation

Our transportation insurance provides commercial automobile liability and physical damage insurance to local, intermediate and long haul truckers, public transportation entities and other types of specialty commercial automobile risks. We also offer incidental related insurance coverages including general liability, excess liability and motor truck cargo. We produce business through independent agents and brokers nationwide. Net premiums earned from this business totaled $83.4 million, $64.6 million and $83.2 million, or 8 percent, 7 percent and 10 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

Small Commercial

Our small commercial business offers property and casualty insurance coverages to small contractors and other small to medium-sized retail businesses. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages, as well as commercial automobile, property and umbrella coverage. These products are primarily marketed through retail agents. Net premiums earned from the small commercial business totaled $64.7 million, $63.4 million and $55.7 million, or 7 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

Executive Products

We provide a suite of management liability coverages, such as directors and officers (D&O) liability insurance, fiduciary liability, employment practice liability and fidelity coverages, for a variety of risk classes, including both public and private businesses. Our publicly traded D&O appetite generally focuses on offering excess Side A D&O coverage (where corporations cannot indemnify the individual directors and officers) as well as excess full coverage D&O. Additionally, we offered excess cyber liability coverage to medium to large-sized public and private businesses, but exited this business on a runoff basis in 2021. Net premiums earned from the executive products business totaled $21.9 million, $26.5 million and $27.1 million, or 2 percent, 3 percent and 3 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage for a variety of small business owners who work from their own home. We have a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). We assume general liability, excess, commercial auto, property and professional liability coverages on hard-to-place risks that are written in the excess and surplus and admitted insurance markets. Additionally, we write mortgage reinsurance, which provides credit risk transfer on pools of mortgages, and offer general liability and package coverages through a general binding authority (GBA) group. Net premiums earned from these lines totaled $64.6 million, $59.9 million and $71.8 million, or 8 percent, 7 percent and 8 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

PROPERTY SEGMENT

Commercial Property

Our commercial property coverage consists primarily of excess and surplus lines and specialty insurance such as fire, earthquake, wind and difference in conditions (DIC), which can include earthquake, flood and collapse coverages. We provide insurance for a wide range of commercial and industrial risks, such as office buildings, apartments, condominiums, builders’ risks and certain industrial and mercantile structures. Net premiums earned from the commercial property business totaled $107.9 million, $79.4 million and $68.3 million, or 11 percent, 9 percent and 8 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

Marine

Our marine coverages include cargo, hull, protection and indemnity, marine liability, as well as inland marine coverages including builders’ risks and contractors’ equipment. Although the predominant exposures are located within the United States, there is some incidental international exposure written within these coverages. Net premiums earned from the marine business totaled $97.7 million, $81.9 million and $74.9 million, or 10 percent, 10 percent and 9 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

Specialty Personal

We offer specialized homeowners’ insurance, primarily homeowners’ and dwelling fire insurance through retail agents in Hawaii. Net premiums earned from specialty personal coverages totaled $21.4 million, $19.6 million and $19.3 million, or 2 percent, 2 percent and 3 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

Other Property

Our other property coverages consist of newer product offerings, such as general binding authority, and lines which we have recently exited. Net premiums earned from these lines totaled $4.8 million, $2.8 million and $1.5 million, or less than 1 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

SURETY SEGMENT

Miscellaneous

Our miscellaneous surety coverage includes small bonds for businesses and individuals written through independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary and court bonds. The underwriting and delivery of these bonds is highly automated. Net premiums earned from miscellaneous surety coverages totaled $44.0 million, $42.3 million and $44.7 million, or 5 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

Commercial

We offer a large variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the financial, healthcare and on and offshore energy, petrochemical and refining industries. These risks are underwritten on an account basis and coverage is marketed through a select number of regional and national brokers with surety expertise. Net premiums earned from commercial surety coverages totaled $43.7 million, $42.9 million and $43.6 million, or 4 percent, 5 percent and 5 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

Contract

We offer bonds for small to medium-sized contractors throughout the United States, underwritten on an account basis. Typically, these are performance and payment bonds for individual construction contracts. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the Federal Small Business Administration. Net premiums earned from contract surety coverages totaled $27.7 million, $27.3 million and $28.3 million, or 3 percent of total net premiums earned for 2021, 2020 and 2019, respectively.

MARKETING AND DISTRIBUTION

We distribute our coverages across the country, from our network of branch offices, primarily through wholesale and retail brokers, independent agents and carrier partners.

BROKERS

The largest volume of broker-generated premium is in our commercial property, general liability, commercial surety, executive products, commercial excess and commercial transportation coverages. This business is produced through independent wholesale and retail brokers.

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

UNDERWRITING AGENTS

We contract with certain underwriting agencies, which have limited authority to bind or underwrite business on our behalf. The underwriting agreements involve strict underwriting guidelines and the agents are subject to regular audits.

CARRIER PARTNERS

We partner with other insurance carriers for home business and personal umbrella. The carriers place the business with us through their associated agencies when the underlying risk does not meet their underwriting appetite.

DIGITAL AND DIRECT

We utilize digital efforts to produce and efficiently process and service business including home businesses, general binding authority, small commercial and personal umbrella risks and surety bonding. On a direct basis, we also assume premium on various reinsurance treaties.

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,600 companies actively market property and casualty coverages. Our primary competitors in the casualty segment include Arch, Aspen, Berkley, Chubb, CNA, Great American, Great West, Hartford, Hudson, James River, Kinsale, Lancer, Markel, Protective, RSUI, Sompo, Travelers, USLI and Zurich. Primary competitors in the property segment include Arch, Aspen, Chubb, CNA, Crum and Forster, Golden Bear, Great American, Lexington, Liberty Mutual, Palomar, Sompo and Travelers. Primary competitors in the surety segment are AIG, Arch, AXA XL, Berkley, Chubb, CNA, Great American, Hartford, HCC, Sompo and Travelers. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, consistency and quality service to the agents and policyholders at a fair price. We compete favorably, in part, because of our sound financial condition and reputation, as well as our broad, geographic footprint in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have experienced underwriting and claim specialists in our branch and home offices. We continue to maintain our underwriting standards by not seeking market share at the expense of underwriting profit. We have a track record of withdrawing from markets when conditions become overly adverse and offering new coverages and programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

At December 31, 2021, the following ratings were assigned to our insurance companies:

AM Best
RLI Ins., Mt. Hawley and CBIC* (group-rated)	A+, Superior
Standard & Poor’s
RLI Ins. and Mt. Hawley	A, Strong
Moody’s
RLI Ins. and Mt. Hawley	A2

*	CBIC is only rated by AM Best

For AM Best and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings. During 2021, Standard & Poor’s lowered our rating to A from A+. In addition to assigning a financial strength rating, AM Best also assigns financial size categories. In November 2021, RLI Ins., Mt. Hawley and CBIC, which are collectively rated as a group, were assigned a financial size category of XII (adjusted policyholders’ surplus of between $1 billion and $1.25 billion). As of December 31, 2021, the policyholders’ statutory surplus of RLI Insurance Group totaled $1.2 billion, which continues to result in AM Best’s financial size category of XII.

REINSURANCE

We reinsure a portion of our insurance exposure, paying or ceding to the reinsurer a portion of the premiums received on such policies. Earned premiums ceded to non-affiliated reinsurers totaled $272.4 million, $224.5 million and $182.2 million in 2021, 2020 and 2019, respectively. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are evaluated each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded.

Reinsurance is subject to certain risks, specifically market risk, which affects the cost and ability to secure reinsurance contracts, and credit risk, which relates to the ability to collect from the reinsurer on our claims. We strive to purchase reinsurance from financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, reviews and approves our security guidelines and reinsurer usage. More than 89 percent of our reinsurance recoverables are due from companies with financial strength ratings of A or better by AM Best and Standard & Poor’s rating services.

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

				Per Risk
(in millions)		Renewal	Attachment	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Point	Purchased	Retention	*
General liability	Excess of Loss	1/1	$1.0	$9.0	$1.9
Commercial excess	Excess of Loss	1/1	1.0	9.0	1.9
Personal umbrella	Excess of Loss	1/1	1.0	9.0	1.9
Commercial transportation	Excess of Loss	1/1	1.0	9.0	1.9
Package - liability and workers' comp	Excess of Loss	1/1	1.0	10.0	2.4
Workers' compensation catastrophe	Excess of Loss	1/1	11.0	14.0	—	**
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Executive products	Quota Share	7/1	N/A	25.0	6.3
Property - risk cover	Excess of Loss	1/1	1.0	24.0	1.9
Marine	Excess of Loss	6/1	2.5	27.5	2.5
Surety	Excess of Loss	4/1	2.0	73.0	9.7	***

*	Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.
**	The workers’ compensation catastrophe treaty responds after our package liability and workers’ compensation excess of loss treaty with no additional retention.
***	A limited number of commercial surety accounts are permitted to exceed the $75.0 million limit. These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we maintained similar retentions on most lines of business.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms, terrorist acts and other aggregating events. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our catastrophe lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we may reduce exposure and may purchase less reinsurance as this capacity becomes unnecessary. Our reinsurance coverage for 2020 through 2022 are shown in the following table:

Catastrophe Coverages

(in millions)

	2022		2021		2020
	First- Dollar Retention	Limit	First- Dollar Retention	Limit	First- Dollar Retention	Limit
California Earthquake	$25	$600	$25	$500	$25	$500
Non-California Earthquake	25	625	25	525	25	525
Other Perils	25	475	25	375	25	375

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

Our property catastrophe program continues to be applied on an excess of loss basis. It attaches after all other reinsurance has been considered. Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. The following charts use information from our catastrophe modeling software to illustrate our pre-tax net retention resulting from particular events that would generate the gross losses.

California Earthquake		Earthquake outside of California, Wind, Other Perils
(in millions)		(in millions)

Modeled	Modeled	Modeled	Modeled
Gross Loss	Net Loss	Gross Loss	Net Loss
$50	$21	$50	$26
100	27	100	36
200	36	200	46
300	43	300	55
400	50	400	58
500	56	500	65
625	64

In the above tables, projected losses for 2022 were estimated based on our exposure as of December 31, 2021, utilizing the treaty structure in place as of January 1, 2022. The tables were generated using theoretical probabilities of events occurring in areas where our portfolio of in-force policies could generate the level of loss illustrated. Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be predicted with any reasonable degree of accuracy. Reinsurance limits are purchased based on the anticipated losses from large events. The largest losses shown above are possible, but have a lower probability of actually occurring. However, there is a remote chance that a larger event could occur. If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our catastrophe reinsurance.

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

Catastrophe exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events, increasing the importance of capturing accurate policy coverage data. The model results are used both in the underwriting analysis of individual risks and at a corporate level for the aggregate book of catastrophe-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying probabilities and magnitudes. In calculating potential losses, we use assumptions including, but not limited to, loss amplification and loss adjustment expense. We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the catastrophe models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences. Our risk tolerances for each type of catastrophe, and for all perils in aggregate, change over time as these internal and external conditions change.

We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the catastrophe modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the catastrophe reinsurance treaty purchased on January 1, 2022, there is a 99.6 percent likelihood that the net loss will be less than 4.6 percent of policyholders’ statutory surplus as of December 31, 2021. The exposure levels are within our tolerances for this risk.

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

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Statutory net premiums written	$1,057,533	$892,088	$860,337	$823,175	$749,854
Policyholders’ surplus	1,240,649	1,121,592	1,029,671	829,775	864,554
Ratio	0.9 to 1	0.8 to 1	0.8 to 1	1.0 to 1	0.9 to 1

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

	Year Ended December 31,
	2021	2020	2019	2018	2017
Loss ratio	46.5	51.2	49.3	54.1	54.4
Expense ratio	40.3	40.8	42.6	40.6	42.0
Combined ratio	86.8	92.0	91.9	94.7	96.4

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

	Year Ended December 31,
Statutory	2021		2020		2019		2018		2017
Statutory loss ratio	46.5		51.0		49.3		54.1		54.4
Statutory expense ratio	38.8		40.8		41.8		39.9		41.8
Statutory combined ratio	85.3		91.8		91.1		94.0		96.2

P&C industry combined ratio	102.7	*	98.8	**	98.9	**	99.2	**	103.9	**

*	Source: Conning (2021). Property-Casualty Forecast & Analysis: By Line of Insurance, Fourth Quarter 2021. Estimated for the year ended December 31, 2021.
**	Source: AM Best (2021). Aggregate & Averages – Property/Casualty, United States & Canada. 2017 – 2020.

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

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. The fixed income portfolio was 76 percent of the total portfolio, down 1% from the prior year, while the equity allocation was 19 percent of the overall portfolio, the same as the previous year. Other invested assets represented 2 percent of the total portfolio and include investments in low income housing tax credit partnerships, membership stock in the Federal Home Loan Bank of Chicago and investments in private funds. The remaining 3 percent was made up of cash and cash equivalents. As of December 31, 2021, 79 percent of the fixed income portfolio was rated A or better and 59 percent was rated AA or better.

We classify all of the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. Beyond available operating cash flow, the portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure. Aggregate maturities for the fixed income portfolio as of December 31, 2021, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$57,625	$58,134
Due after one year through five years	626,953	647,068
Due after five years through 10 years	537,777	560,653
Due after 10 years	496,778	512,791
ABS/CMBS/MBS*	627,134	631,241
Total available-for-sale	$2,346,267	$2,409,887

*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

We had cash and fixed income securities maturing within one year of $146.9 million at year-end 2021. This total represented 5 percent of cash and investments, a slight decrease from year-end 2020.

REGULATION

STATE REGULATION

As an insurance holding company, we and our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Registration in each insurer’s state of domicile requires periodic reporting to such state’s insurance regulatory authority of the financial, operational and management information regarding the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurers’ policyholders’ surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to and, in some cases, consent from regulators is required prior to the completion of certain transactions affecting insurance company subsidiaries of the holding company system. Each state and territory individually regulates the insurance operations of both insurance companies and insurance agents/brokers. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors.

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

As a holding company, the amount of dividends we are able to pay depends upon the funds available for distribution, including dividends or distributions from our subsidiaries. The Illinois insurance laws applicable to our insurance company subsidiaries impose certain restrictions on their ability to pay dividends. The Illinois insurance holding company laws require that ordinary dividends paid by an insurance company be reported to the IDOI prior to payment of the dividend, and that extraordinary dividends may not be paid without such regulator’s prior approval (or the absence of disapproval). An extraordinary dividend is generally defined under Illinois law as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 100 percent of the insurer’s statutory net income for the 12-month period ending as of December 31 of the preceding year, or 10 percent of the insurer’s statutory policyholders’ surplus as of the preceding year-end. The IDOI has broad authority to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

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

Illinois has adopted the Own Risk and Solvency Assessment (ORSA) model act. ORSA is applicable to Illinois domiciled insurance companies that meet certain size requirements, including ours. The ORSA program is a key component of an insurance company’s overall enterprise risk management (ERM) framework, and is the process by which organizations identify, measure, monitor and manage key risks affecting the entire enterprise. The Company files an ORSA summary report with the IDOI each year, which includes an internal identification, description and assessment of the risks associated with our business plan and the sufficiency of capital resources to support those risks.

The NAIC uses a risk-based capital (RBC) model to monitor and regulate the solvency of licensed property and casualty insurance companies. Illinois has adopted a version of the NAIC’s model law. The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and loss adjustment expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action. RBC is calculated annually by insurers, as of December 31 of each year. As of December 31, 2021, each of our insurance company subsidiaries had RBC levels significantly in excess of the company action level RBC, defined as being 200 percent of the authorized control level RBC, which would prompt corrective action under Illinois law. RLI Ins., our principal insurance company subsidiary, had an authorized control level RBC of $225.1 million compared to actual statutory capital and surplus of $1.2 billion as of December 31, 2021, resulting in statutory capital that is more than five times the authorized control level. The calculation of RBC requires certain judgments to be made, and, accordingly, each of our insurance company subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

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

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the NAIC. The most recent examination report of our insurance company subsidiaries completed by the IDOI was issued on November 27, 2018, for the five-year period ending December 31, 2017. The examination report is available to the public.

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

In light of the number and severity of U.S. company data breaches, some states have enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds. In 2017, the New York State Department of Financial Services (NYDFS) enacted a cybersecurity regulation. This regulation requires banks, insurance companies and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” We have implemented the requirements of the regulation and are in compliance with it. We anticipate that the NYDFS will examine the cybersecurity programs of financial institutions in the future and that may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm.

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

The NAIC adopted the Insurer Climate Risk Disclosure Data Survey to provide regulators with information about the assessment of risks posed by climate change to insurers and the actions insurers are taking in response to their understanding of climate change risks. In 2021, the Company provided responses for reporting year 2020 which may be accessed on the California Department of Insurance’s website.

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

Other federal laws and regulations apply to many aspects of our company and its business operations. This federal regulation includes, without limitation, laws affecting privacy and data security and credit reporting — examples of which include the Gramm-Leach-Bliley Act, Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act. It also includes international economic and trade sanctions — examples of which include the Office of Foreign Asset Control (OFAC) and the Iran Threat Reduction and Syrian Human Rights Act (ITR/SHR). ITR/SHR generally prohibits U.S. companies from engaging in certain transactions with the government of Iran or certain Iranian businesses, including the provision of insurance or reinsurance. Under ITR/SHR, we must disclose whether RLI Corp. or any of its affiliates knowingly engaged in certain specified activities identified in that law. For the year 2021, neither RLI Corp. nor its affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act, as required by the ITR/SHR.

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

HUMAN CAPITAL

RLI is a specialty underwriting company whose achievement emanates from our entrepreneurial and ownership culture. We strive to hire top underwriting and claim talent, who work closely with our customers throughout the United States. Underwriters have the resources and authority to operate within established underwriting guidelines and share in the rewards when they succeed. Compensation plans are designed to reward profitability and shareholder value creation to better align compensation with the longer-

term nature of insurance products and stakeholder expectations. We solicit employee feedback to help ensure employees are engaged, feel valued and are contributing to our success.

As of December 31, 2021, the Company employed 913 associates throughout the United States, 890 of whom were full time, and the average employee tenure was 10.2 years. We prefer to utilize our own underwriting, claims and support staff, given the complex nature of our products. The niche markets we operate within require unique experience and deep knowledge to select appropriate risks and serve our customers. Ensuring a seamless transfer of knowledge as employees retire and developing newer talent continues to be a focus of the Company. We enable employees to maintain and expand industry knowledge and technical expertise through education and training, as well as memberships in industry and trade associations. We leverage the services of a limited number of third-party contractors when it is difficult to hire employees that address a needed skill set outside of our core insurance functions or when efficiencies can be gained.

Human Capital Oversight

At the Board of Directors level, oversight of human capital is provided by the Human Capital and Compensation Committee (HCCC). Executive oversight for human capital is provided by the Company’s Vice President of Human Resources, who reports to the President & CEO. Key responsibilities of the Vice President of Human Resources include providing effective programs related to staffing and succession planning, employee recruiting and development, compensation and benefits, and compliance, which are monitored by the HCCC.

Compensation and Benefits

We compensate employees through a competitive compensation (Total Rewards) program that includes a base salary or hourly wage, annual incentives for all full-time employees, long-term incentives for management, retirement benefits, as well as health, disability and life insurance. We utilize various information sources, including local, regional and national compensation surveys, to establish competitive pay targets for each position in the company to ensure our Total Rewards program attracts and retains a talented workforce.

An important element of the Total Rewards program is to promote alignment of employee and shareholder interests, which is achieved through the Company’s Employee Stock Ownership Plan (ESOP) and long-term incentive plan (LTIP). The ESOP is a qualified retirement plan that provides shares of RLI Corp. stock to employees based on the profitability of the Company, while management is granted stock options and restricted stock units through the LTIP. Management, at the level of vice president and above, is subject to stock ownership guidelines requiring them to hold Company shares valued at a multiple of their base salary, depending on their role. As of December 31, 2021, 9 percent of RLI Corp. shares were owned by insiders.

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

•

Rising levels of loss costs that we cannot anticipate at the time we price our coverages, including inflation in cost of materials, delays that cause increased business interruption losses and social inflation,

•	Volatile and unpredictable developments, including man-made, weather-related and other natural CATs, terrorist attacks or significant price changes of the commodities we insure,

•	Changes in the availability and level of reinsurance capacity,

•	Changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities and

•	The ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes.

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

Although we operate in all 50 states, 50 percent of our direct premiums earned were generated in four states in 2021: California – 17 percent; New York – 12 percent: Florida – 11 percent; and Texas – 10 percent. An interruption in our operations, or a negative change in the business environment, insurance market or regulatory environment in one or more of these states could have a disproportionate effect on our business and direct premiums earned.

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

All of our ratings were reviewed during 2021. AM Best reaffirmed its A+, Superior rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s lowered our rating for the group of RLI Ins. and Mt. Hawley to A from A+. Moody’s reaffirmed our group rating of A2 for RLI Ins. and Mt. Hawley. If our ratings are significantly reduced from their current levels by AM Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with greater financial strength ratings.

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

Catastrophic losses are unpredictable and could cause the Company to suffer material financial losses.

Our insurance coverages include exposure to catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting the continental U.S. or Hawaii. Weather-related catastrophes may include meteorological events such as hurricanes, severe convective storms and winter weather; and climatological events such as drought, wildfires and heatwaves. In addition, catastrophe losses can occur from events such as lava flows in Hawaii and terrorist events in the U.S.

The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured values in the area affected by the event and the severity of the event. Most catastrophes are restricted to fairly specific geographic areas. However, hurricanes and earthquakes may produce significant damage in large, heavily populated areas. It is possible that a catastrophic event or multiple catastrophic events could cause the Company to suffer material financial losses. In addition, catastrophe claim costs may be higher than we originally estimate and could cause substantial volatility in our financial results for any fiscal quarter or year.

We use models to help assess exposure to catastrophic events against established thresholds. Models include underlying assumptions based on a limited set of actual events and cannot contemplate all possible catastrophe scenarios. The losses we might incur from an actual catastrophe could be higher than our expectation of losses generated from modeled catastrophe scenarios, which could have a materially adverse effect on our results of operations and financial condition. To address uncertainty related to catastrophe models, we also monitor against thresholds using non-modeled scenarios.

Changing climate and weather conditions may adversely affect our financial condition or profitability.

Climate change is a complex and evolving issue and we cannot predict the cumulative impact it may have on our results of operations or financial condition at this time. The effects on the Company could include:

•	Changes in the frequency, severity and location of weather-related catastrophes, which may result in higher levels of losses,

•	Additional uncertainty in third party catastrophe models, which could impair our ability to asses exposure and adequately price the catastrophe risks we insure,

•	Flooding of coastal property, resulting from rising sea levels, making certain geographic areas uninhabitable, reducing demand for insurance products we offer in those areas,

•

Increased losses from weather-related catastrophes may make it more difficult to obtain reinsurance at desired levels, or more expensive to acquire reinsurance coverage, which may reduce the amount of business we write and the revenues we generate,

•

A transition from carbon-based energy to other sources of energy may decrease demand for insurance coverage we provide to the industries that produce or use carbon-based energy, or increase claims and losses related to those industries, affecting our profitability,

•

Changes in legislation, regulation and court decisions could increase our compliance costs, impose liability on policyholders that we did not contemplate when we underwrote policies, or limit our ability to sell insurance coverage to certain policyholders and

•	Losses on our invested assets that could have a material adverse impact on our results of operations and financial condition.

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

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance agreements are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance protection, obtain other reinsurance facilities in adequate amounts and at favorable rates, or diversify our exposure among an adequate number of high-quality reinsurance partners. If we are unable to renew our expiring facilities or obtain new reinsurance facilities on terms we deem acceptable, either our net exposures would increase, which could increase the volatility of our results, or we would have to reduce the level of our underwriting commitments when possible, which would reduce our revenues.

Financial and Investment

Adverse changes in the economy could lower the demand for our insurance products and could have an adverse effect on the revenue and profitability of our operations.

Factors such as business revenue, construction spending, government spending, the volatility and strength of the capital markets and inflation can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. Insurance premiums in our markets are heavily dependent on our customer revenues, payroll, value of goods transported, miles traveled and number of new projects initiated. In an economic downturn characterized by higher unemployment, declines in construction spending and reduced corporate revenues, the demand for insurance products is adversely affected. Adverse changes in the economy may lead our customers to have less need or desire for insurance coverage, to cancel existing insurance policies, to modify coverage or to not renew with the Company, all of which affect our ability to generate revenue. In addition, as approximately a third of our business relates to the construction industry, our results of operations could be significantly impacted in an economic downturn if the construction industry is affected disproportionally.

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

Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events. We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. The Illinois legislature has adopted the Risk Management and Own Risk and Solvency Assessment (ORSA) Law, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Law also provides that, no less than annually, an insurer must submit an ORSA summary report. Under the Illinois insurance holding company laws, on an annual basis, we are also required to file an enterprise risk report with the IDOI, which is intended to identify the material risks within our insurance holding company system that could pose enterprise risk to our insurance company subsidiaries. We operate within an enterprise risk management (ERM) framework designed to assess and monitor our risks. However, assurance that we can effectively review and monitor all risks or that all of our employees will operate within the ERM framework cannot be guaranteed. Assurances that our ERM framework will result in the Company accurately identifying all risks and accurately limiting our exposures based on our assessments also cannot be guaranteed.

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

•	Policyholder losses from pandemic-related claims could be greater than our reserves for those losses,

•	Volatility and declines in financial markets could reduce the fair market value, or result in the impairment, of invested assets held by the Company and

•	Changes in interest rates, which could reduce future investment results.

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

We experienced declines in premium in select product lines and established loss and defense reserves for others at the onset of the COVID-19 pandemic. While other impacts that could result from pandemics have not manifested to a significant degree for RLI through the end of 2021, circumstances continue to change and we could be affected in different ways in the future. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten many of the other risks described herein.

If we are unable to keep pace with the technological advancements in the insurance industry, our ability to compete effectively could be impaired.

Our operations rely upon complex and expensive information technology systems for interacting with policyholders, brokers and other business partners. The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards and serve our customers. If we are unable to keep pace with the advancements being made in technology, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Furthermore, if we are unable to effectively update or replace our key legacy technology systems as they become obsolete or as emerging technology renders them competitively inefficient, our competitive position, security and our cost structure could be adversely affected.

Technology breaches or failures, including but not limited to cyber security incidents, could disrupt our operations, result in the loss of critical and confidential information and expose us to additional liabilities, which could adversely impact our reputation and results of operations.

Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems, and those of our business or service providers, to sophisticated and targeted measures known as advanced persistent threats. Like other companies, RLI Corp. is also subject to insider threats that may impact the confidentiality, integrity or availability of our data. We, as well as our business partners and service providers, employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems). However, cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Security breaches could expose the Company to a risk of loss or misuse of our or our customers’ information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our technology systems could impact our operations. We may not have the resources or technical sophistication to anticipate or prevent every type of cyber attack. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to remediation costs, monetary fines and other penalties, which could be significant. We have cyber insurance, but it is possible that the coverage we have in place would not entirely protect the Company in the event that we experienced a cyber security incident, interruption or widespread failure of our information technology systems.

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

Provisions of our certificate of incorporation and by-laws, as well as applicable Delaware law, federal and state regulations and insurance company regulations may discourage, delay or prevent a merger, tender offer or other change of control that holders of our securities may consider favorable. Some of these provisions impose various procedural and other requirements that could make it more difficult for shareholders to affect certain corporate actions. These provisions could:

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

Item 4.  Mine Safety Disclosures - Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RLI Corp. common stock trades on the New York Stock Exchange under the symbol RLI. RLI Corp. has paid dividends for 182 consecutive quarters and increased quarterly dividends in each of the last 46 years. In December 2021 and 2020, RLI Corp. paid special cash dividends of $2.00 and $1.00 per share to shareholders, respectively. As of February 2, 2022, there were 919 registered holders of the Company’s common stock.

Performance

The following graph provides a five-year comparison of RLI Corp.’s total return to shareholders compared to that of the S&P 500 and S&P 500 P&C Index:

		2016	2017	2018	2019	2020	2021
RLI	~~--------------~~	$100	$100	$117	$156	$184	$204
S&P 500	••••••••••••••••	100	122	116	153	181	233
S&P 500 P&C Index	— — —	100	122	117	147	156	183

Assumes $100 invested on December 31, 2016, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 15.3%, S&P 500: 18.4% and S&P 500 P&C Index: 12.9%.

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

Item 6. Selected Financial Data – Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. is a U.S. based, specialty insurance company that underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (Group). Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2021, we achieved our 26th consecutive year of underwriting profitability. Over the 26-year period, we averaged an 88.4 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

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

	Year ended December 31,
(in thousands)	2021	2020
Net earnings	$279,354	$157,091
Income tax expense	64,967	32,750
Earnings before income taxes	$344,321	$189,841
Equity in earnings of unconsolidated investees	(37,060)	(20,233)
General corporate expenses	13,330	10,265
Interest expense on debt	7,677	7,603
Net unrealized gains on equity securities	(65,258)	(32,101)
Net realized gains	(64,222)	(17,885)
Net investment income	(68,862)	(67,893)
Underwriting income	$129,926	$69,597

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

LOSSES AND SETTLEMENT EXPENSES

Overview

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate payments for losses and related settlement expenses from claims that have been reported but not paid, and those losses that have been incurred but not yet reported (IBNR) to the Company. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to the Company, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability and many other factors. In establishing reserves, we also take into account estimated recoveries from reinsurance, salvage and subrogation.

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

Following is a table of significant risk factors involved in estimating losses grouped by major product line. We distinguish between loss ratio risk and reserve estimation risk. Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business, such as high severity or aggregating exposures. Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability. As an example, our property catastrophe business (included below in other property) has significant variance in year over year results; however, its reserving estimation risk is relatively moderate.

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
Unique exposures

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

Determination of Our Best Estimate

Our best estimate of ultimate loss and LAE reserves are proposed by our lead reserving actuary and then discussed and approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the lead reserving actuary, chief executive officer, chief operating officer, chief financial officer, chief legal officer and other selected executives. As part of the discussion with the LRC, the analysis supporting the actuarial central estimate of the IBNR reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated central estimate. A review of the resulting variance between the indicated reserves and the carried reserves takes place. Our actuaries make a recommendation to management in regards to booked reserves that reflect both their analytical assessment and relevant qualitative factors, such as their view of estimation risk. After discussion of these analyses, recommendations and all relevant risk factors, the LRC determines whether the reserve balances require adjustment. Resulting reserve balances have always fallen within our actuaries’ reasonable range of estimates.

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

Actuarial methods attempt to quantify future outcomes. However, insurance companies are subject to unique exposures that are difficult to foresee when coverage is initiated. Judicial and regulatory bodies involved in interpretation of insurance contracts have increasingly found opportunities to expand coverage beyond that which was intended or contemplated at the time the policy was issued. Many of these policies offer broad coverages (with named exclusion) and are issued on an occurrence basis. Claimants have at times sought coverage beyond the insurer’s original intent, including seeking to void or limit exclusionary language.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2021.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause the Company to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. The following chart illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable, as similar favorable variations have occurred in recent years. For example, our general liability emergence has ranged from 16 percent to 22 percent favorable and our management liability emergence has ranged from 34 percent adverse to 61 percent favorable over the last three years, while our overall emergence for all products combined has ranged from 27 percent to 33 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2021, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance of $227.7 million, in addition to associated ULAE and latent liability reserves, at December 31, 2021.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in parameter
+/-5 point change in expected loss ratio for all accident years	$(12.6)	$13.0
+/-10% change in expected emergence patterns	$(5.9)	$6.0
+/-30% change in actual loss emergence over a calendar year	$(8.0)	$8.4
Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%) and actual loss emergence (30%).	$(26.6)	$27.4

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

IMPACT OF COVID-19

Our processes and controls continue to operate effectively and we have been able to maintain the highest service and support levels possible for our customers throughout the COVID-19 pandemic. It is difficult to predict how and to what extent COVID-19, and its effects on the economy, will impact our revenues in the coming quarters. In 2020, the product line that experienced the greatest impact was public transportation. Many of our passenger transportation customers were unable to effectively operate under social-distancing protocols and stay-at-home orders. Although transportation premium was up from pre-pandemic levels in total in 2021, public transportation may continue to be challenged. Additionally, a number of our products support the construction industry, and revenues may be impacted if disruption in this sector does not continue to ease.

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

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved greater uncertainty as of December 31, 2021. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry experienced new issues, including the postponement of civil court cases, the extension of various statutes of limitations and changes in settlement trends. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

Investment yields decreased throughout 2020, which resulted in lower reinvestment rates through most of 2021. As investment yields rise, the fair value of the fixed income portfolio will decline, as we observed with our $58.9 million of after-tax other comprehensive loss during 2021.

We produced solid operating results in 2021 and our financial position remains strong. We generated $384.9 million of net operating cash inflows and believe we have sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. Our revolving credit facility provides for a borrowing capacity of $60.0 million, which can be increased to $120.0 million under certain circumstances. Furthermore, our membership in the Federal Home Loan Bank system provides a secured lending facility with additional borrowing capacity.

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

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, incorporated herein by reference.

Consolidated revenue for 2021 increased $195.6 million from 2020. Net premiums earned for the Group increased 13 percent, driven by growth from our casualty and property segments, while performance in the equity portfolio also surpassed the return generated in 2020. Net investment income increased by 1 percent in 2021, primarily due to a larger asset base. Additionally, in the normal course of portfolio rebalancing, we recorded net realized gains on our investment portfolio in both 2021 and 2020.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2021	2020
Net premiums earned	$980,903	$865,747
Net investment income	68,862	67,893
Net realized gains	64,222	17,885
Net unrealized gains on equity securities	65,258	32,101
Total consolidated revenue	$1,179,245	$983,626

Net earnings for 2021 totaled $279.4 million, up from $157.1 million in 2020. Improved underwriting income was bolstered by an increase in unrealized gains on equity securities.

NET EARNINGS	Year ended December 31,
(in thousands)	2021	2020
Underwriting income	$129,926	$69,597
Net investment income	68,862	67,893
Net realized gains	64,222	17,885
Net unrealized gains on equity securities	65,258	32,101
Interest expense on debt	(7,677)	(7,603)
General corporate expenses	(13,330)	(10,265)
Equity in earnings of unconsolidated investees	37,060	20,233
Earnings before income taxes	$344,321	$189,841
Income tax expense	(64,967)	(32,750)
Net earnings	$279,354	$157,091

UNDERWRITING RESULTS

Gross premiums written increased $210.9 million, or 19 percent, in 2021 when compared to 2020. Growth was achieved in all three segments, though the increase was driven by products in the casualty and property segments. Positive rate movement across most of the casualty and property portfolio and expanded distribution provided for growth opportunities in established lines. Net premiums earned increased $115.2 million, or 13 percent, in 2021 when compared to 2020.

Underwriting results for 2021 included $33.6 million of pretax losses and $0.4 million of reinstatement premium from hurricanes, as well as $25.0 million of other storm losses. Comparatively, 2020 included $51.5 million of pretax losses and $1.5 million of reinstatement premium from hurricanes, as well as $6.5 million of other storm and civil unrest losses. Additionally, $18.3 million of COVID-19 related loss and defense reserves were established in 2020. Results for each period benefited, however, from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $125.5 million in 2021, compared to $101.1 million in 2020. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Incentive and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating return on equity, combined ratio and Market Value Potential (MVP). MVP is a compensation model that measures components of comprehensive earnings against a minimum required return on capital. MVP is the primary measure of executive bonus achievement and a significant component of manager and associate incentive targets. Incentive and profit-sharing related expenses attributable to the favorable reserve developments totaled $18.3 million and $14.2 million for 2021 and 2020, respectively. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses line items in the financial statements. Partially offsetting the 2021 and 2020 increases were $8.5 million and $11.2 million, respectively, in reductions to incentive and profit-sharing amounts earned due to losses associated with catastrophe activity, as well as the reserves that were established for COVID-19 in 2020.

In total, underwriting income was $129.9 million on an 86.8 combined ratio in 2021, compared to $69.6 million on a 92.0 combined ratio in 2020. The loss ratio was 46.5 in 2021, compared to 51.2 in 2020. The expense ratio decreased to 40.3 in 2021, from 40.8 in 2020. While higher levels of underwriting income and net earnings led to larger levels of bonus and profit-sharing expenses, the expense ratio declined as a result of a larger earned premium base.

We achieved our 26th consecutive year of underwriting profit in 2021. Our ability to continue to produce underwriting income, and to do so at margins which have consistently outperformed the broader industry, is a testament to our underwriters’ discipline throughout the insurance cycle and our continued commitment to underwriting for a profit. We believe our underwriting discipline can differentiate the Company from the broader insurance market by ensuring sound risk selection and appropriate pricing.

The following tables and narrative provide a more detailed look at individual segment performance over the last two years.

GROSS PREMIUMS WRITTEN AND NET PREMIUMS EARNED

	Gross Premiums Written			Net Premiums Earned
(in thousands)	2021	2020	% Change	2021	2020	% Change
CASUALTY
Commercial excess and personal umbrella	$283,242	$237,239	19%	$219,437	$178,214	23%
General liability	99,017	94,307	5%	90,853	91,653	(1)%
Professional services	96,735	91,300	6%	88,855	85,196	4%
Commercial transportation	106,432	63,345	68%	83,352	64,624	29%
Small commercial	68,475	65,843	4%	64,660	63,357	2%
Executive products	136,078	121,653	12%	21,873	26,509	(17)%
Other casualty	81,605	75,722	8%	64,609	59,968	8%
Total casualty	$871,584	$749,409	16%	$633,639	$569,521	11%

PROPERTY
Commercial property	$202,855	$145,371	40%	$107,941	$79,406	36%
Marine	112,721	98,027	15%	97,745	81,852	19%
Specialty personal	24,672	20,962	18%	21,385	19,596	9%
Other property	7,618	4,409	73%	4,766	2,866	66%
Total property	$347,866	$268,769	29%	$231,837	$183,720	26%

SURETY
Miscellaneous	$46,599	$43,174	8%	$43,982	$42,292	4%
Commercial	51,529	46,426	11%	43,738	42,872	2%
Contract	29,776	28,654	4%	27,707	27,342	1%
Total surety	$127,904	$118,254	8%	$115,427	$112,506	3%

Grand total	$1,347,354	$1,136,432	19%	$980,903	$865,747	13%

Casualty

Gross premiums written for the casualty segment were up $122.2 million for 2021. Gross premiums from commercial excess and personal umbrella increased $46.0 million, due to rate increases and an expanded distribution base. Rate increases led to a 12 percent increase in premiums for our executive products group. Growth in the amount of business written by Prime, with whom we maintain a quota share reinsurance treaty, led to an increase in other casualty premium.

Commercial transportation was meaningfully affected by the stay-at-home orders associated with COVID-19, which resulted in a significant decrease in premium in 2020. Transportation premiums were up $43.1 million in 2021, when compared to 2020, and were up from pre-pandemic levels.

Property

Gross premiums written from our property segment were up $79.1 million in 2021. Our commercial property business was up $57.5 million, as rates on wind and earthquake exposures continued to increase, building valuations rose and market disruption provided an opportunity to increase market share. Rate increases and improved retention led to $14.7 million of growth for our marine product. Other property premium increased as a result of property-exposed GBA business that continued to gain scale.

Surety

Gross premiums written from our surety segment were up $9.7 million in 2021. The expansion of existing accounts and new business resulted in increased premium for commercial surety. The increase in miscellaneous surety premium is attributable to growth in existing programs and new opportunities from market disruption. Contract surety benefited from new construction opportunities.

UNDERWRITING INCOME
(in thousands)	2021	2020
Casualty	$95,519	$44,427
Property	11,300	(3,182)
Surety	23,107	28,352
Total	$129,926	$69,597

COMBINED RATIO	2021	2020
Casualty	84.9	92.2
Property	95.1	101.7
Surety	80.0	74.8
Total	86.8	92.0

Casualty

Underwriting income for the casualty segment was $95.5 million on an 84.9 combined ratio in 2021, compared to $44.4 million on a 92.2 combined ratio in 2020. The improvement is the result of increased favorable development on prior accident years’ reserves and improved current accident year performance.

Favorable development on prior accident years’ loss reserves contributed to underwriting earnings in each of the past two years. The total benefit from favorable development on prior years’ reserves was $108.6 million for 2021, which was experienced across accident years 2014 through 2020. Products which generated the majority of the favorable development include general liability, transportation, professional services, commercial excess and personal umbrella. No product experienced significant adverse development. Comparatively, results for the casualty segment in 2020 included favorable development of $75.1 million, with the bulk of the development attributable to transportation, general liability, commercial excess and professional services across accident years 2016 through 2019. Hurricane and storm losses on casualty-oriented package policies that include property coverage resulted in $4.1 million of losses in 2021. Comparatively, $4.4 million of hurricane losses were incurred in 2020 and $12.9 million of reserves were established for COVID-19 loss and defense costs on financial-related product lines.

The segment’s loss ratio was 49.2 in 2021, compared to 56.6 in 2020. The lower loss ratio in 2021 was due to the higher amounts of favorable development on prior years’ reserves. The expense ratio for the casualty segment was 35.7 in 2021, compared to 35.6 in 2020.

Property

Underwriting income from the property segment was $11.3 million on a 95.1 combined ratio in 2021, compared to $3.2 million of underwriting loss on a 101.7 combined ratio in 2020. Underwriting results for 2021 included $11.0 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $32.2 million of hurricane losses and $22.3 million of other storm losses. Comparatively, results for 2020 included $13.0 million of favorable development in prior years’ reserves, largely from marine, $5.0 million of storm and civil unrest losses and $2.0 million of reserves related to COVID-19 investigative and defense costs. Additionally, hurricane activity resulted in $47.2 million of losses and $1.5 million of ceded reinstatement premium.

A larger earned premium base resulted in higher levels of underwriting income as well as lower loss and expense ratios. The segment’s loss ratio was 56.0 in 2021, compared to 60.6 in 2020. Catastrophe losses added 24 points to the loss ratio in 2021, compared to 30 points of impact from catastrophe losses in 2020. The expense ratio for the property segment declined to 39.1 in 2021, from 41.1 in 2020.

Surety

Underwriting income for the surety segment totaled $23.1 million on an 80.0 combined ratio in 2021, compared to $28.4 million on a 74.8 combined ratio in 2020. Underwriting performance for each year reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. The current accident year combined ratio for each period has been in the low to mid 80s. Results for 2021 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $5.9 million. Comparatively, 2020 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $13.0 million, and offset $3.4 million in reserves established for COVID-19 related losses.

The segment’s loss ratio was 13.0 in 2021, compared to 8.4 in 2020. A decreased amount of favorable development on prior years’ reserves in 2021 led to a higher loss ratio. The expense ratio for the surety segment was 67.0 in 2021, compared to 66.4 in 2020.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2021, net investment income increased by 1 percent. The increase was primarily due to a larger asset base. The average annual yields on our investments were as follows for 2021 and 2020:

	2021	2020
PRETAX YIELD
Taxable (on book value)	2.76%	3.10%
Tax-exempt (on book value)	2.63%	2.69%
Equities (on fair value)	2.07%	2.33%

AFTER-TAX YIELD
Taxable (on book value)	2.18%	2.45%
Tax-exempt (on book value)	2.49%	2.55%
Equities (on fair value)	1.80%	2.02%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities were subject to a corporate tax rate of 21.0 percent, our tax-exempt municipal securities were subject to a tax rate of 5.3 percent and our dividend income was generally subject to a tax rate of 13.1 percent. During 2021, the average after-tax yield on the taxable fixed income portfolio was 2.2 percent, a decrease from 2.5 percent in the prior year. The average after-tax yield on the tax-exempt portfolio declined slightly to 2.5 percent.

The fixed income portfolio increased by $213.3 million during the year, as the majority of operating cash flows were allocated to the fixed income portfolio. The tax-adjusted total return on a mark-to-market basis was -0.3 percent. Our equity portfolio increased by $89.8 million to $613.8 million in 2021 as a result of the strong equity market returns during the year. The total return for the year on the equity portfolio was 26.4 percent.

Our investment results for the last five years are shown in the following table:

						Tax
					Pre-tax	Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net		Unrealized	Avg.	Avg.
	Invested	Investment	Net Realized	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	Gains (3)	(3)(4)	Assets	Assets
2017	$2,081,309	$54,876	$4,411	$53,719	5.4%	5.8%
2018	2,167,510	62,085	63,407	(140,513)	(0.7)%	(0.6)%
2019	2,377,295	68,870	17,520	161,848	10.4%	10.5%
2020	2,698,721	67,893	17,885	99,451	6.9%	6.9%
2021	3,000,025	68,862	64,222	(6,280)	4.2%	4.3%
5-yr Avg.	$2,464,972	$64,517	$33,489	$33,645	5.2%	5.4%

(1)	Average amounts at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Relates to available-for-sale fixed income and equity securities.

In 2021, we recognized $62.5 million in net realized gains in the equity portfolio, $1.9 million in net realized gains in the fixed income portfolio and $0.2 million in other net realized losses. In 2020, we recognized $15.8 million in net realized gains in the equity portfolio, $3.9 million in net realized gains in the fixed income portfolio and $1.8 million in other net realized losses.

INVESTMENTS

We maintain a diversified investment portfolio with a prudent mix of fixed income and risk assets. We continually monitor economic conditions, our capital position and the insurance market to determine our tactical allocation. As of December 31, 2021, the portfolio had a fair value of $3.2 billion, an increase of $325.9 million from the end of 2020.

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

As of December 31, 2021, our investment portfolio had the following asset allocation breakdown:

	Cost or		Unrealized	% of Total
(in thousands)	Amortized Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U. S. government	$127,752	$134,554	$6,802	4.3%	AAA
U.S. agency	30,403	32,760	2,357	1.0%	AAA
Non-U.S. government & agency	8,297	8,481	184	0.3%	BBB+
Agency MBS	362,861	367,187	4,326	11.6%	AAA
ABS/CMBS/MBS**	264,273	264,054	(219)	8.3%	AA
Corporate	925,394	957,095	31,701	30.3%	BBB+
Municipal	627,287	645,756	18,469	20.4%	AA
Total fixed income	$2,346,267	$2,409,887	$63,620	76.2%	AA-
Equities	324,501	613,776	289,275	19.4%
Other invested assets	44,435	50,501	6,066	1.6%
Cash	88,804	88,804	—	2.8%
Total portfolio	$2,804,007	$3,162,968	$358,961	100.0%

*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

Fixed income represented 76 percent of our total 2021 portfolio, down from 77 percent in 2020. As of December 31, 2021, the fair value of our fixed income portfolio consisted of 36 percent AAA-rated securities, 23 percent AA-rated securities, 20 percent A-rated securities, 13 percent BBB-rated securities and 8 percent non-investment grade or non-rated securities. This compares to 44 percent AAA-rated securities, 19 percent AA-rated securities, 21 percent A-rated securities, 10 percent BBB-rated securities and 6 percent non-investment grade or non-rated securities in 2020.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2021, our fixed income portfolio’s duration was 5.0 years.

Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Equities comprised 19 percent of our total 2021 portfolio, the same as 2020. Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover which minimizes transaction costs and taxes throughout our long investment horizon.

FIXED INCOME PORTFOLIO

As of December 31, 2021, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$156,604	$10,710	$—	$—	$—	$—	$167,314
Non-U.S. government & agency	—	—	1,940	6,541		—	8,481
Corporate - industrial	21,126	43,343	124,150	195,645	41,606	—	425,870
Corporate - financial	3,133	38,750	215,804	68,119	11,370	—	337,176
Corporate - utilities	1,281	1,039	28,909	30,443	4,246	—	65,918
Corporate industrial - private placements	—	—		2,937	73,992	19,564	96,493
Corporate financial - private placements	—		—		6,899	22,797	29,696
Corporate utilities - private placements	—	—			784	1,158	1,942
Municipal	169,426	414,360	59,842	—	—	2,128	645,756
Structured:
GSE - RMBS	283,607	—	—	—	—	—	283,607
Non-GSE RMBS	62,488	16,009		—	—	—	78,497
CLO	27,362	7,000	—	—	—	—	34,362
ABS - credit cards	567	—	21,289	—	—	—	21,856
ABS - auto loans	9,187	4,293	4,011		—	—	17,491
All other ABS/MBS	21,381	7,430	18,813	—	—	8,632	56,256
GSE - CMBS	83,580	—	—	—	—	—	83,580
CMBS	38,435	3,647	13,510	—	—	—	55,592
Total	$878,177	$546,581	$488,268	$303,685	$138,897	$54,279	$2,409,887

Mortgage-Backed, Asset-Backed and Commercial Mortgage-Backed Securities

We believe mortgage-backed securities (MBS), asset-backed securities (ABS) and commercial mortgage-backed securities (CMBS) add diversification, liquidity, credit quality and additional yield to our portfolio. The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of December 31:

(in thousands)	Amortized Cost	Fair Value	% of Total
2021
Pass-throughs	$187,456	$190,512	51.9%
Planned amortization class	95,182	93,095	25.3%
Sequential	80,223	83,580	22.8%
Total	$362,861	$367,187	100.0%

2020
Pass-throughs	$220,516	$230,610	57.3%
Planned amortization class	67,185	67,377	16.8%
Sequential	96,314	104,084	25.9%
Total	$384,015	$402,071	100.0%

Agency MBS represented 15 percent of the fixed income portfolio, compared to 18 percent as of December 31, 2020. Our objective for the agency MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The agency MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO), which include planned amortization classes (PACs) and sequential pay structures. As of December 31, 2021, all of the securities in our agency MBS portfolio were rated AAA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2021, the agency MBS portfolio contained 52 percent of pure pass-throughs, compared to 57 percent as of December 31, 2020. An additional 23 percent of the MBS portfolio was invested in sequential payer, down from 26 percent in 2020.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of December 31:

	Amortized
(in thousands)	Cost	Fair Value	% of Total
2021
Non-GSE RMBS	$79,281	$78,497	29.7%
CMBS	55,293	55,592	21.1%
CLO	34,305	34,362	13.0%
Equipment	22,134	21,856	8.3%
Auto	17,401	17,491	6.6%
Consumers	12,242	12,442	4.7%
Railcars	10,066	10,037	3.8%
Credit card	4,919	5,135	1.9%
Other	28,632	28,642	10.8%
Total	$264,273	$264,054	100.0%

2020
Non-GSE RMBS	$54,271	$55,074	25.2%
CMBS	23,927	25,941	11.9%
CLO	39,315	39,244	18.0%
Equipment	9,348	9,448	4.3%
Auto	28,093	28,739	13.2%
Consumers	6,502	6,912	3.2%
Railcars	3,601	3,741	1.7%
Credit card	24,218	24,746	11.3%
Other	23,948	24,528	11.2%
Total	$213,223	$218,373	100.0%

An ABS, CMBS or non-agency residential mortgage-backed security (RMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans, structured bank loans in the form of collateralized loan obligations (CLOs) and residential or commercial mortgages. As of December 31, 2021, ABS/CMBS/RMBS investments were 11 percent of the fixed income portfolio, compared to 10 percent as of December 31, 2020. Sixty percent of the securities in the ABS/CMBS/RMBS portfolio were rated AAA as of December 31, 2021, while 97 percent were rated A or better. We believe that ABS/CMBS investments often add superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction, which dictates how any losses in the underlying collateral will be distributed, and prepayment risks. We had $7.3 million in unrealized losses in these asset classes as of December 31, 2021.

Municipal Fixed Income Securities

As of December 31, 2021, municipal bonds composed 27 percent of our fixed income portfolio, compared to 24 percent as of December 31, 2020. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities. As of December 31, 2021, approximately 48 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 52 percent were revenue based. The municipal portfolio is diversified amongst 336 issues with the largest single issuer representing less than 1 percent of invested assets.

Ninety percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better. The municipal portfolio includes 55 percent taxable and 45 percent tax-exempt securities.

Corporate Debt Securities

As of December 31, 2021, our corporate debt portfolio comprised 40 percent of the fixed income portfolio, compared to 37 percent as of December 31, 2020. The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. Non-investment grade bonds totaled $123.4 while non-rated Regulation D securities totaled $43.5 million at the end of 2021. The corporate debt portfolio has an overall quality rating of BBB+ diversified among 776 issues.

The table below illustrates our corporate debt exposure as of December 31, 2021. Private placements include bank loan and Regulation D securities.

	Amortized
(in thousands)	Cost	Fair Value	% of Total
Bonds:
Corporate - industrial	$409,056	$425,870	44.5%
Corporate - financial	324,652	337,176	35.2%
Corporate - utilities	63,913	65,918	6.9%
Corporate industrial - private placements	96,056	96,493	10.1%
Corporate financial - private placements	29,830	29,696	3.1%
Corporate utilities - private placements	1,887	1,942	0.2%
Total	$925,394	$957,095	100.0%

We believe corporate debt investments add diversification and additional yield to our portfolio. Because corporates make up a large portion of the fixed income opportunity set, the corporate debt investments will continue to be a significant part of our investment program.

EQUITY SECURITIES

As of December 31, 2021, our equity portfolio comprised 19 percent of the investment portfolio, the same as the previous year. The securities within the equity portfolio are well diversified and are primarily invested in broad index ETFs that represent market indexes similar to the Russell 1000 Index, Russell 3000 Index, S&P 500 Index and S&P 600 Index. The ETF portfolio is congruent with the actively managed equity portfolios and solves for exposures that line up with our overall benchmark index, the Russell 3000. In total, the equity portfolio is comprised of 87 securities with the largest single company exposure representing less than 1 percent of invested assets.

INTEREST AND GENERAL CORPORATE EXPENSE

We incurred $7.7 million of interest expense on outstanding debt during 2021 and $7.6 million in 2020. At December 31, 2021 and 2020, our long-term debt consisted of $150.0 million in senior notes maturing September 15, 2023 and paying interest semi-annually at a rate of 4.875 percent. Additionally, RLI Ins. borrowed $50.0 million from the Federal Home Loan Bank of Chicago on November 10, 2021. The borrowing matures on November 10, 2023 and interest is paid monthly at an annualized rate of 0.84 percent.

As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2021 and 2020, we exceeded the required return, resulting in the accrual of executive bonuses. Increased levels of net earnings in 2021 resulted in higher variable compensation earned than in 2020.

INVESTEE EARNINGS

We maintain a 40 percent equity interest in Maui Jim, a manufacturer of high-quality sunglasses. As a private company, the market for Maui Jim’s stock is limited. Our investment in Maui Jim is carried at the RLI Corp. holding company level, as it is not core to our insurance operations. While we have certain rights under our shareholder agreement with Maui Jim as a minority shareholder, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2021, we recorded $22.8 million in earnings from this investment, compared to $10.4 million in 2020. Sales recovered from the shutdown the traditional retail sector experienced during 2020.

As of December 31, 2021, we had a 23 percent interest in the equity and earnings of Prime. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and

Casualty Insurance Inc., an admitted insurance company. As a private company, the market for Prime’s stock is limited. While we have certain rights under our shareholder agreement, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2021, we recorded $17.0 million in investee earnings for Prime, compared to $10.8 million in 2020, reflective of their growth in revenue. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $22.2 million of gross premiums written and $19.1 million of net premiums earned during 2021, compared to $15.7 million of gross premiums written and $14.3 million of net premiums earned during 2020.

We did not receive a dividend from our equity method investments in 2021, but received a dividend from Prime in 2020. Dividends from Maui Jim and Prime have been irregular in nature and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs. While these dividends do not flow through the investee earnings line, they do result in the recognition of a tax benefit, which is discussed in the income tax section that follows.

INCOME TAXES

Our effective tax rates were 18.9 percent and 17.3 percent for 2021 and 2020, respectively. Effective rates are dependent upon components of pretax earnings, which is impacted by the volatility of unrealized gains and losses, and the related tax effects. The effective rate was higher in 2021 due to higher levels of pretax earnings, which decreased the impact of tax-favored adjustments on a percentage basis.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. We received a $4.7 million dividend from Prime in 2020 and recognized a $0.5 million tax benefit from applying the lower tax rate applicable to affiliated dividends paid to an insurance company (10.8 percent in 2020), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividend resulted in a 0.2 percent reduction to the 2020 effective tax rate. No dividends were declared from unconsolidated investees in 2021, therefore having no impact to the 2021 effective tax rate.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2021 and 2020 resulted in tax benefits of $1.6 million and $1.1 million, respectively. These tax benefits reduced the effective tax rate for 2021 and 2020 by 0.5 percent and 0.6 percent, respectively.

NET UNPAID LOSSES AND SETTLEMENT EXPENSES

The primary liability on our balance sheet relates to unpaid losses and settlement expenses, which represents our estimated liability for losses and related settlement expenses before considering offsetting reinsurance balances recoverable. The largest asset on our balance sheet, outside of investments, is the reinsurance balances recoverable on unpaid losses and settlement expenses, which serves to offset this liability. The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to the Company. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $1.4 billion at December 31, 2021, from $1.3 billion as of December 31, 2020. This reflects incurred losses of $456.6 million in 2021 offset by paid losses of $327.5 million, compared to incurred losses of $442.9 million offset by $325.1 million paid in 2020. For more information on the changes in loss and LAE reserves by segment, see note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) are generally subject to the same influences that affect net reserves, though changes to our reinsurance agreements can cause reinsurance balances recoverable to behave differently. Total gross loss and LAE reserves increased to $2.0 billion at December 31, 2021, from $1.8 billion at December 31, 2020, while ceded loss and LAE reserves increased to $608.1 million from $443.7 million over the same period.

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

(in thousands)	2021	2020
Operating cash flows	$384,905	$263,259
Investing cash flows (uses)	(274,826)	(167,987)
Financing cash flows (uses)	(83,492)	(79,258)

We have posted positive operating cash flow in the last two years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2021, the majority of cash flow uses were related to financing and investing activities and associated with the payments of dividends and net purchases of investments, respectively.

We have entered into certain contractual obligations that require the Company to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2021:

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Loss and settlement expense reserves	$580,730	$735,027	$391,900	$335,898	$2,043,555
Long-term debt	—	200,000	—	—	200,000
Interest on long-term debt	7,733	5,546	—	—	13,279
Operating leases	5,353	7,670	2,365	2,283	17,671
Other invested assets and equity method investees	13,135	6,762	131	103	20,131
Total	$606,951	$955,005	$394,396	$338,284	$2,294,636

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge the Company of our liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $608.1 million at December 31, 2021, compared to $443.7 million in 2020.

The next largest contractual obligation relates to long-term debt outstanding. On October 2, 2013, we completed a public debt offering of $150.0 million in senior notes maturing September 15, 2023, (a 10-year maturity) and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. Additionally, RLI Ins. borrowed $50.0 million from the Federal Home Loan Bank of Chicago on November 10, 2021. The borrowing matures on November 10, 2023 and has an option to pay off the debt early on November 10, 2022. Interest is paid monthly at an annualized rate of 0.84 percent. We are not party to any off-balance sheet arrangements. See note 4 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for more information on our long-term debt. Additionally, see note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for information on our obligations for other invested assets.

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

At December 31, 2021, we had cash, short-term investments and other investments maturing within one year of approximately $146.9 million and an additional $672.9 million of investments maturing between 1 to 5 years. We maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. This facility replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. As of and during the year ended December 31, 2021, no amounts were outstanding on these facilities.

Additionally, two of our insurance companies, RLI Ins. and Mt. Hawley, are members of the Federal Home Loan Bank of Chicago (FHLBC). Membership in the Federal Home Loan Bank system provides both companies with access to an additional source of liquidity via a secured lending facility. Based on qualifying assets and the $50.0 million borrowing outstanding at year-end, additional aggregate borrowing capacity is approximately $14.9 million. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing.

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have consistently generated positive operating cash flow. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 26 consecutive years.

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
Acquisitions
Purchase of property and equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2021, our portfolio had a carrying value of $3.2 billion. Portfolio assets at December 31, 2021, increased by $325.9 million, or 11 percent, from December 31, 2020.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2021, 50 percent of our shareholders’ equity was invested in equities, an increase from 46 percent at December 31, 2020.

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
Shares issued under stock option plans

Our capital structure is comprised of equity and debt obligations. As of December 31, 2021, our capital structure consisted of $199.7 million in long-term debt and $1.2 billion of shareholders’ equity. Debt outstanding comprised 14 percent of total capital as of December 31, 2021.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2021, our holding company had $1.2 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $87.9 million in liquid investment assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company level are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to the capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2021 and 2020, our principal insurance subsidiary paid ordinary dividends totaling $70.0 million and $110.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2021, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $110.0 million. No extraordinary dividends were paid in 2020. As of December 31, 2021, $26.1 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Our 183rd consecutive dividend payment was declared in February 2022 and will be paid on March 18, 2022, in the amount of $0.25 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

OUTLOOK FOR 2022

The pandemic’s impact on the industry was more moderate in 2021, and it was a year of transition, with broad-based momentum fueling growth across most business lines. The current hard market cycle is being sustained by several factors, including: resurgent core inflation, significant catastrophe activity, continued low interest rates and higher reinsurance costs. Market participants are acting rationally by reducing capacity in more volatile segments and the persistent uncertainty of the frequency and severity of losses remains, especially for longer tailed exposures. Our diverse portfolio of specialty products and focus on surplus lines has afforded us the flexibility to meet the needs of insureds and navigate changing market environments.

GDP growth should be a foundation for our industry over time, with commercial coverages expanding alongside the economy. The property and casualty industry is expected to exceed GDP growth, as market conditions continue to make up for the soft cycle in the mid-2010s. With positive rate increases entering a third or fourth year, the compounding effects for our industry are significant, and likely a reason that many carriers are citing rate in excess of loss costs. Growth through positive rate momentum should benefit industry loss ratios, and scale is an important contributor to helping absorb the fixed costs of embedded expenses.

RLI experienced a transition in 2021 as well, with leadership changes that ushered in Craig Kliethermes as Chief Executive Officer, the third such conferment in our 56-year history. For RLI however, a change in leadership does not mean a change in philosophy and our underwriting discipline remains a cornerstone of our ownership culture.

Our underwriting team continues to focus on improving the experience with our distribution partners, making it easier and more efficient for brokers and agents to do business with us. We recognize the importance of maintaining strong personal relationships with producers, especially in light of significant consolidation among our distribution partners and the virtual nature of today’s business interactions. As we invest in technology to enhance the submission and binding of new business, we would expect written premium to increase alongside expenses. We anticipate that this would minimize any increase, and should eventually result in a decrease, to our expense ratio.

Capital markets were rational in 2021, with accommodative monetary policy and fiscal stimulus supporting asset prices and consumers respectively. The prospect of continued inflation will likely require the Federal Reserve to change course in 2022, an expectation that led to higher bond yields at year-end. We anticipate that yields will continue to move up throughout 2022, which will offer support to investment income, especially when coupled with a larger invested asset base. As of February 2022, equity prices may be in a transition of their own, as tighter financial conditions and a higher discount rate may impact future earnings. Absent a recession, those earnings should be supportive over the long term, but we expect bouts of volatility in the new year.

The economy is stable with strong demand for labor, household balance sheets in a de-levered state and consumers poised to re-engage the service sector as the country continues to re-open. Supply chain issues, labor shortages and inflation in the cost of materials may offer a challenging backdrop for industries like construction, where activity might be stunted. About one third of RLI’s business lines touch the construction industry, and we are watching the trends in this market closely.

CASUALTY

The casualty segment remains highly influenced by long term trends, inflation and the prospect for increasing damage awards for liability losses. We have seen continued momentum in rates across nearly all casualty businesses, a trend we expect to continue into 2022. The growth rate was particularly robust for our transportation and personal umbrella products in 2021, but is expected to be more temperate and closer to the growth rate of the rest of our casualty business moving forward. Supportive environments will depend on the broader capacity for risk transfer from the industry and the cadence and magnitude of loss activity. Economic activity can be correlated with more frequent losses, especially for commercial auto coverages, and we expect this trend to play out over the course of the year. Social inflation has been less prominent in recent quarters, but we are watchful for resurgent influence on court outcomes. We believe our balance sheet and underwriting model have the strength and flexibility to navigate the nuanced nature of the casualty business and growth should continue for most lines in 2022.

PROPERTY

The industry has experienced elevated property losses, with significant levels of catastrophe activity in the last several years. This has restrained some capacity and created opportunity for RLI to continue growing. Reinsurance cost increases, wage and materials inflation, and rising building valuations have increased the probability of continued growth and rate improvement into 2022. Storm activity will be the primary driver of profitability in the near term. The industry will continue to evaluate the impacts of climate change on the frequency and severity of weather-based events. However, our approach of mitigating climate and catastrophe-related risks through aggregation management, reinsurance and pricing will remain unchanged.

SURETY

In 2021, our surety business experienced meaningful growth, largely attributable to investments in technology and a growing economy. Several recession-related industry losses resulted in disruption to the market, allowing for greater opportunity in the commercial space. In contrast, smaller miscellaneous exposure remains very competitive and we expect continued demand for higher commissions in this market segment over the course of the next year. The construction industry is a large part of our surety business, and labor and materials shortages are significantly impacting the market. As the economy normalizes, these constraints should improve and we anticipate continued growth will occur.

***

We marked our 26th consecutive year of underwriting profitability in 2021. The consistent results and value that we have delivered to our stakeholders is directly correlated to our customer focus, hallmark underwriting discipline and ownership culture. We believe this is a market we can thrive in, as rates are still moving up broadly. Achieving strong results for 2022 will require deep expertise and knowledge of the markets and insured that we serve. We believe the strong collaboration between our underwriters, claims and analytical teams will result in risk selection advantages in our favor.

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

Interest rate risk can also affect our consolidated statement of earnings due to its impact on interest expense. As of December 31, 2021, we had no short-term debt obligations. We maintain debt that is long-term in nature and carries a fixed interest rate. As such, our interest expense on these obligations is not subject to changes in interest rates. As this debt is not due until 2023, we will not assume additional interest rate risk in our ability to refinance these debts for more than eighteen months.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2021. Listed on each table is the December 31, 2021 fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market risk sensitive instruments are all classified as held for non-trading purposes, as we do not hold any trading securities. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2021, our fixed income portfolio had a fair value of $2.4 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2021, levels with all other variables held constant. Such scenarios would result in modeled decreases in the fair value of the fixed income portfolio of $126.9 million and $246.8 million, respectively. Comparatively, our fixed income portfolio had a fair value of $2.2 billion as of December 31, 2020 and scenarios of interest rates increasing 100 and 200 basis points would have resulted in modeled decreases of $113.6 million and $219.9 million, respectively.

As of December 31, 2021, our equity portfolio had a fair value of $613.8 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $56.4 million and $112.9 million, respectively. Comparatively, our equity portfolio had a fair value of $524.0 million as of December 31, 2020 and scenarios of the S&P 500 Index declining by 10 percent and 20 percent would have resulted in approximate decreases of $46.9 million and $93.8 million, respectively.

While the declines in market value outlined below are modeled as instantaneous changes, we would expect movements in capital markets to occur over time, with investment income offering an offset to any decrease in prices.

Under the assumptions of rising interest rates and a decreasing S&P 500 Index, the fair value of our assets will decrease from their present levels by the indicated amounts.

Effect of a 100 basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/21 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,409,887	$(126,935)	$—
Equity securities	613,776	—	(56,438)
Total	$3,023,663	$(126,935)	$(56,438)

Effect of a 200 basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/21 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,409,887	$(246,792)	$—
Equity securities	613,776	—	(112,876)
Total	$3,023,663	$(246,792)	$(112,876)

Comparatively, under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

Effect of a 100 basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/21 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,409,887	$134,953	$—
Equity securities	613,776	—	56,438
Total	$3,023,663	$134,953	$56,438

Effect of a 200 basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/21 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,409,887	$280,315	$—
Equity securities	613,776	—	112,876
Total	$3,023,663	$280,315	$112,876

Item 8. Financial Statements and Supplementary Data

RLI Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2021	2020
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,409,887	$2,196,626
(amortized cost of $2,346,267 and allowance for credit losses of $441 in 2021)
(amortized cost of $2,061,467 and allowance for credit losses of $397 in 2020)
Equity securities, at fair value (cost - $324,501 in 2021 and $293,190 in 2020)	613,776	524,006
Other invested assets	50,501	54,232
Cash	88,804	62,217
Total investments and cash	$3,162,968	$2,837,081
Accrued investment income	17,505	16,126
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $18,067 in 2021 and $17,658 in 2020	167,279	174,628
Ceded unearned premiums	130,916	113,488
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,188 in 2021 and $8,634 in 2020	608,086	443,729
Deferred policy acquisition costs	103,553	88,425
Property and equipment, at cost, net of accumulated depreciation of $75,236 in 2021 and $68,682 in 2020	52,161	51,406
Investment in unconsolidated investees	171,311	128,382
Goodwill and intangibles	53,562	53,719
Other assets	40,961	31,501
TOTAL ASSETS	$4,508,302	$3,938,485

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Unpaid losses and settlement expenses	$2,043,555	$1,750,049
Unearned premiums	680,444	586,386
Reinsurance balances payable	42,851	42,265
Funds held	89,773	81,747
Income taxes - deferred	83,509	80,235
Long-term debt	199,676	149,489
Accrued expenses	98,274	75,925
Other liabilities	40,859	36,411
TOTAL LIABILITIES	$3,278,941	$2,802,507

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,219,551 shares issued and 45,289,337 shares outstanding in 2021)
(68,072,794 shares issued and 45,142,580 shares outstanding in 2020)	$682	$681
Paid-in capital	343,742	335,365
Accumulated other comprehensive earnings	49,826	108,714
Retained earnings	1,228,110	1,084,217
Deferred compensation	9,642	8,292
Treasury stock, at cost (22,930,214 shares in 2021 and 2020)	(402,641)	(401,291)
TOTAL SHAREHOLDERS' EQUITY	$1,229,361	$1,135,978
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,508,302	$3,938,485

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net premiums earned	$980,903	$865,747	$839,111
Net investment income	68,862	67,893	68,870
Net realized gains	64,222	17,885	17,520
Net unrealized gains on equity securities	65,258	32,101	78,090
Consolidated revenue	$1,179,245	$983,626	$1,003,591
Losses and settlement expenses	456,602	442,884	413,416
Policy acquisition costs	317,468	286,438	288,697
Insurance operating expenses	76,907	66,828	69,430
Interest expense on debt	7,677	7,603	7,588
General corporate expenses	13,330	10,265	12,686
Total expenses	$871,984	$814,018	$791,817
Equity in earnings of unconsolidated investees	37,060	20,233	20,960
Earnings before income taxes	$344,321	$189,841	$232,734
Income tax expense:
Current	46,040	24,174	26,426
Deferred	18,927	8,576	14,666
Income tax expense	$64,967	$32,750	$41,092
Net earnings	$279,354	$157,091	$191,642

Other comprehensive earnings (loss), net of tax	(58,888)	56,219	67,045
Comprehensive earnings	$220,466	$213,310	$258,687

Basic net earnings per share	$6.18	$3.49	$4.28
Diluted net earnings per share	$6.11	$3.46	$4.23

Weighted average number of common shares outstanding:
Basic	45,230	45,000	44,734
Diluted	45,712	45,376	45,257

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Shareholders’ Equity

		Total			Accumulated Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2019	44,504,043	$806,842	$674	$305,660	$(14,572)	$908,079	$8,354	$(401,353)
Net earnings	—	191,642	—	—	—	191,642	—	—
Other comprehensive earnings (loss), net of tax	—	67,045	—	—	67,045	—	—	—
Deferred compensation	—	—	—	—	—	—	(374)	374
Share-based compensation	364,972	15,534	4	15,530	—	—	—	—
Dividends and dividend equivalents ($1.91 per share)	—	(85,675)	—	—	—	(85,675)	—	—
Balance, December 31, 2019	44,869,015	$995,388	$678	$321,190	$52,473	$1,014,046	$7,980	$(400,979)
Cumulative-effect adjustment from ASU 2016-13	—	1,095	—	—	22	1,073	—	—
Net earnings	—	157,091	—	—	—	157,091	—	—
Other comprehensive earnings (loss), net of tax	—	56,219	—	—	56,219	—	—	—
Deferred compensation	—	—	—	—	—	—	312	(312)
Share-based compensation	273,565	14,178	3	14,175	—	—	—	—
Dividends and dividend equivalents ($1.95 per share)	—	(87,993)	—	—	—	(87,993)	—	—
Balance, December 31, 2020	45,142,580	$1,135,978	$681	$335,365	$108,714	$1,084,217	$8,292	$(401,291)
Net earnings	—	279,354	—	—	—	279,354	—	—
Other comprehensive earnings (loss), net of tax	—	(58,888)	—	—	(58,888)	—	—	—
Deferred compensation	—	—	—	—	—	—	1,350	(1,350)
Share-based compensation	146,757	8,378	1	8,377	—	—	—	—
Dividends and dividend equivalents ($2.99 per share)	—	(135,461)	—	—	—	(135,461)	—	—
Balance, December 31, 2021	45,289,337	$1,229,361	$682	$343,742	$49,826	$1,228,110	$9,642	$(402,641)

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net earnings	$279,354	$157,091	$191,642
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized gains	(64,222)	(17,885)	(17,520)
Net unrealized gains on equity securities	(65,258)	(32,101)	(78,090)
Depreciation	7,394	7,432	8,164
Deferred income tax expense	18,927	8,576	14,666
Other items, net	14,141	10,460	25,341
Change in:
Accrued investment income	(1,379)	(1,539)	(552)
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	7,349	(14,259)	(7,793)
Reinsurance balances payable	586	16,574	3,100
Funds held	8,026	(1,611)	11,049
Ceded unearned premiums	(17,428)	(19,832)	(22,482)
Reinsurance balances recoverable on unpaid losses and settlement expenses	(164,357)	(59,212)	(19,518)
Deferred policy acquisition costs	(15,128)	(3,381)	(110)
Accrued expenses	22,349	9,299	21,502
Unpaid losses and settlement expenses	293,506	175,697	113,004
Unearned premiums	94,058	46,173	43,708
Current income taxes payable	4,047	(2,665)	(1,434)
Changes in investment in unconsolidated investees:
Undistributed earnings	(37,060)	(20,233)	(20,960)
Dividends received	—	4,675	13,200
Net cash provided by operating activities	$384,905	$263,259	$276,917

Cash flows from investing activities:
Purchase of:
Fixed income securities, available-for-sale	$(733,811)	$(518,362)	$(539,726)
Equity securities	(140,721)	(77,863)	(89,486)
Property and equipment	(8,310)	(5,768)	(6,955)
Investment in equity method investee	(8,978)	(4,533)	—
Other	(11,428)	(12,851)	(22,751)
Proceeds from sale of:
Fixed income securities, available-for-sale	63,811	84,587	196,558
Equity securities	180,256	79,368	62,172
Other	7,605	4,328	2,502
Proceeds from call or maturity of:
Fixed income, available-for-sale	376,750	283,107	201,383
Net proceeds from sale of short-term investments	—	—	11,550
Net cash used in investing activities	$(274,826)	$(167,987)	$(184,753)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$50,000	$—	$—
Proceeds from stock option exercises	1,838	8,648	9,490
Cash dividends paid	(135,330)	(87,906)	(85,591)
Net cash used in financing activities	$(83,492)	$(79,258)	$(76,101)

Net increase in cash	$26,587	$16,014	$16,063
Cash at beginning of year	62,217	46,203	30,140
Cash at end of year	$88,804	$62,217	$46,203

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

No new accounting standards applicable in 2021 materially impacted our financial statements.

D.	PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of December 31, 2021.

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

F.	CASH AND OTHER INVESTED ASSETS

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

Ceded unearned premiums and reinsurance balances recoverable on unpaid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve the Company of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review reinsurers’ annual financial statements and SEC filings for those that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the AM Best and S&P ratings of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including a segment-based analysis using the average default rating percentage by S&P rating, which assists the Company in assessing the sufficiency of its allowance. Additionally, we perform an in-depth reinsurer financial condition analysis prior to the renewal of our reinsurance placements.

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the remaining allowance and determine whether the balance is sufficient and, if needed, an additional allowance is recognized.

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

Our investments accounted for under the equity method are primarily related to Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime). We maintain a 40 percent interest in the equity and earnings of Maui Jim, a manufacturer of high-quality sunglasses, and a minority representation on their board of directors. Maui Jim’s chief executive officer owns a controlling majority of the outstanding shares of Maui Jim. We carry this investment at the holding company level as it is not core to our insurance operations. Our investment in Maui Jim was $113.1 million at December 31, 2021 and $90.9 million at December 31, 2020. In 2021, we recorded $22.8 million in investee earnings for Maui Jim, compared to $10.4 million in 2020 and $13.6 million in 2019.

As of December 31, 2021, we had a 23 percent interest in the equity and earnings of Prime. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Our investment in Prime was $47.2 million at December 31, 2021 and $32.7 million at December 31, 2020. In 2021, we recorded $17.0 million in investee earnings for Prime, compared to $10.8 million in 2020 and $7.4 million in 2019. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $22.2 million of gross premiums written and $19.1 million of net premiums earned during 2021, compared to $15.7 million of gross premiums written and $14.3 million of net premiums earned during 2020 and $13.1 million of gross premiums written and $28.7 million of net premiums earned during 2019. The increase in net premiums earned in 2021 from 2020 reflected growth in written premium from Prime, while the decrease in net premiums earned in 2020 from 2019 reflected a reduction in our quota share participation with Prime.

Our equity method investments recorded net income of $125.3 million in 2021, $70.4 million in 2020 and $77.3 million in 2019. Additional summarized financial information for our equity method investments as of 2021 and 2020 is outlined in the following table:

(in millions)	2021	2020
Total assets	$1,172.6	$837.2
Total liabilities	687.8	473.2
Total equity	484.8	364.0

Approximately $145.8 million of undistributed earnings from our equity method investees were included in our retained earnings as of December 31, 2021. We did not receive any dividends from our equity method investees during 2021, compared to $4.7 million and $13.2 million of dividends received in 2020 and 2019, respectively.

We perform annual impairment reviews of our investments in unconsolidated investees, which take into consideration current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.	GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill and intangibles at December 31, 2021 and 2020, is detailed in the following table:

(in thousands)	2021	2020
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Intangibles
State insurance licenses	$7,500	$7,500
Definite-lived intangibles, net of accumulated amortization of $4,035 at 12/31/21 and $3,878 at 12/31/20	-	157
Total intangibles	$7,500	$7,657
Total goodwill and intangibles	$53,562	$53,719

As the amortization of goodwill and indefinite-lived intangible assets is not permitted, the assets are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Annual impairment testing was performed on each of our goodwill and indefinite-lived intangible assets during 2021. Based upon these reviews, our goodwill and state insurance license indefinite-lived intangible asset were not impaired. In addition, as of December 31, 2021, there were no triggering events on goodwill and intangible assets that would suggest an updated review was necessary.

The definite-lived intangible assets are amortized against future operating results based on their estimated useful lives. Amortization of intangible assets was $0.2 million for 2021 and $0.4 million for 2020 and 2019.

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

As an insurance company, we are subject to minimal state income tax liabilities. Since the majority of our income on a state basis is from insurance operations, we pay premium taxes which are calculated as a percentage of gross premiums written in lieu of state income taxes. Premium taxes are a component of policy acquisition costs.

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

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2021
Basic EPS
Income available to common shareholders	$279,354	45,230	$6.18
Stock options	—	482
Diluted EPS
Income available to common shareholders and assumed conversions	$279,354	45,712	$6.11
Anti-dilutive options excluded from diluted EPS		214

For the year ended December 31, 2020
Basic EPS
Income available to common shareholders	$157,091	45,000	$3.49
Stock options	—	376
Diluted EPS
Income available to common shareholders and assumed conversions	$157,091	45,376	$3.46
Anti-dilutive options excluded from diluted EPS		384

For the year ended December 31, 2019
Basic EPS
Income available to common shareholders	$191,642	44,734	$4.28
Stock options	—	523
Diluted EPS
Income available to common shareholders and assumed conversions	$191,642	45,257	$4.23
Anti-dilutive options excluded from diluted EPS		65

P.	COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $(15.7) million, $14.9 million and $17.8 million for 2021, 2020 and 2019, respectively.

The table below illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements. The changes in accumulated other comprehensive earnings also reflect adjustments from the adoption of accounting standards. The adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, necessitated a cumulative-effect adjustment in the beginning of 2020, which moved less than $0.1 million of net unrealized losses on fixed income securities from accumulated other comprehensive earnings to retained earnings.

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$108,714	$52,473	$(14,572)
Cumulative-effect adjustment of ASU 2016-13	—	22	—
Adjusted beginning balance	$108,714	$52,495	$(14,572)
Other comprehensive earnings before reclassifications	(57,454)	58,986	69,560
Amounts reclassified from accumulated other comprehensive earnings	(1,434)	(2,767)	(2,515)
Net current period other comprehensive earnings (loss)	$(58,888)	$56,219	$67,045
Ending balance	$49,826	$108,714	$52,473
Balance of securities for which an allowance for credit losses has not been recognized in net earnings	$124	$470	$—

In 2021 and 2020, credit losses or the sale of an available-for-sale security resulted in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. In 2019, the sale or other-than-temporary impairment of an available-for-sale security resulted in amounts being reclassified from accumulated other comprehensive earnings to net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)
Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2021	2020	2019	Consolidated Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$1,859	$3,872	$3,184	Net realized gains
	(44)	(369)	—	Credit losses presented within net realized gains
	$1,815	$3,503	$3,184	Earnings before income taxes
	(381)	(736)	(669)	Income tax expense
	$1,434	$2,767	$2,515	Net earnings

Q.	FAIR VALUE DISCLOSURES

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

Mortgage-backed Securities (MBS)/Collateralized Mortgage-backed Securities (CMBS) and Asset-backed Securities (ABS): The pricing vendor evaluation methodology includes principally interest rate movements and new issue data. Evaluation of the tranches (nonvolatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, pre-payment assumptions and to incorporate collateral performance. To evaluate MBS and CMBS volatility, an option adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity. MBS/CMBS and ABS with corroborated, observable inputs are classified as Level 2. All of our MBS/CMBS and ABS are deemed Level 2.

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

Common Stock: As of December 31, 2021, nearly all of our common stock holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for equity securities not traded on an exchange is provided by a third-party pricing source and is classified as Level 2.

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

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability. As of December 31, 2021, we had $2.0 billion of gross loss and LAE reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and our payment of that loss. As part of the reserving process, we review historical data and consider the impact of various factors such as trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability would suffer.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor all catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast. In 2021, we had reinsurance protection of $500 million in excess of $25 million first-dollar retention for earthquakes in California and $525 million in excess of a $25 million first-dollar retention for earthquakes outside of California. These amounts are subject to certain co-participations by the Company on losses in excess of the $25 million retentions. Our second largest catastrophe exposure is to losses caused by wind storms to commercial properties throughout the Gulf and East Coasts, as well as to homes we insure in Hawaii. In 2021, these coverages were supported by $375 million in excess of a $25 million first-dollar retention in traditional catastrophe reinsurance protection, subject to certain co-participations by the Company in the excess layers. In addition, we have incidental exposure to international catastrophic events.

Our catastrophe reinsurance treaty renewed on January 1, 2022. We purchased reinsurance protections of $600 million in excess of $25 million first-dollar retention for earthquakes in California and $625 million in excess of a $25 million first-dollar retention for earthquakes outside of California. For other catastrophe events, such as hurricanes, we purchased reinsurance protection of $475 in excess of a $25 million first dollar retention. These amounts are subject to certain co-participations by the Company on losses in excess of the $25 million retentions. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

Environmental Exposures

We are subject to environmental claims and exposures primarily through our commercial excess, general liability and discontinued assumed casualty reinsurance lines of business. Although exposure to environmental claims exists in these lines of business, we seek to mitigate or control the extent of this exposure on the vast majority of this business. Our policies include pollution exclusions that have been continually updated to further strengthen them and our policies primarily cover moderate hazard risks.

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

The National Association of Insurance Commissioners (NAIC) has developed Property and Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support investment and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2021, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

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

A summary of net investment income is as follows:

(in thousands)	2021	2020	2019
Interest on fixed income securities	$60,624	$59,755	$60,364
Dividends on equity securities	11,787	9,728	9,950
Interest on cash, short-term investments and other invested assets	2,639	3,379	3,674
Gross investment income	$75,050	$72,862	$73,988
Less investment expenses	(6,188)	(4,969)	(5,118)
Net investment income	$68,862	$67,893	$68,870

Pretax net realized gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized below.

(in thousands)	2021	2020	2019
Net realized gains (losses):
Fixed income:
Available-for-sale	$1,859	$3,872	$3,184
Equity securities	62,512	15,796	14,445
Other	(149)	(1,783)	(109)
Total net realized gains (losses)	$64,222	$17,885	$17,520

Net changes in unrealized gains (losses) on investments:
Equity securities	$58,459	$32,317	$78,389
Other invested assets	6,799	(216)	(299)
Total unrealized gains (losses) on equity securities recognized in net earnings	$65,258	$32,101	$78,090

Fixed income:
Available-for-sale	$(71,538)	$67,350	$83,758
Investment in unconsolidated investees	(3,047)	3,444	1,109
Other	44	369	—
Total unrealized gains (losses) recognized in other comprehensive earnings	$(74,541)	$71,163	$84,867
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$54,939	$121,149	$180,477

The change in unrealized gain (loss) position was due to an increase in interest rates, decreasing the fair value of fixed income securities, as well as strong equity market returns.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities:

SALES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2021
Available-for-sale	$65,262	$2,161	$(815)	$1,346
Equities	180,256	64,298	(1,786)	62,512
2020
Available-for-sale	$84,697	$5,454	$(1,777)	$3,677
Equities	79,368	25,338	(9,542)	15,796
2019
Available-for-sale	$196,799	$4,368	$(2,167)	$2,201
Equities	62,172	16,938	(2,493)	14,445

CALLS/MATURITIES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2021
Available-for-sale	$376,751	$638	$(125)	$513
2020
Available-for-sale	$283,107	$821	$(27)	$794
2019
Available-for-sale	$201,698	$1,004	$(21)	$983

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, are summarized below:

	2021
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$134,554	$—	$134,554
U.S. agency	—	32,760	—	32,760
Non-U.S. government & agency	—	8,481	—	8,481
Agency MBS	—	367,187	—	367,187
ABS/CMBS/MBS*	—	264,054	—	264,054
Corporate	—	913,577	43,518	957,095
Municipal	—	645,756	—	645,756
Total fixed income securities - available-for-sale	$—	$2,366,369	$43,518	$2,409,887
Equity securities	613,712	64	—	613,776
Other invested assets	—	—	—	—
Total	$613,712	$2,366,433	$43,518	$3,023,663

	2020
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$183,357	$—	$183,357
U.S. agency	—	32,872	—	32,872
Non-U.S. government & agency	—	10,965	—	10,965
Agency MBS	—	402,071	—	402,071
ABS/CMBS/MBS*	—	218,373	—	218,373
Corporate	—	798,794	17,798	816,592
Municipal	—	532,396	—	532,396
Total fixed income securities - available-for-sale	$—	$2,178,828	$17,798	$2,196,626
Equity securities	523,923	83	—	524,006
Other invested assets	6,068	—	—	6,068
Total	$529,991	$2,178,911	$17,798	$2,726,700

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of Regulation D private placement fixed income securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2021	$17,798
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(53)
Net realized gains	(367)
Included in other comprehensive earnings	(170)
Total net realized and unrealized gains (losses)	$(590)
Purchases	26,310
Balance as of December 31, 2021	$43,518
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(367)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings	$(170)

The amortized cost and estimated fair value of fixed income securities at December 31, 2021, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$57,625	$58,134
Due after one year through five years	626,953	647,068
Due after five years through 10 years	537,777	560,653
Due after 10 years	496,778	512,791
ABS/CMBS/MBS*	627,134	631,241
Total available-for-sale	$2,346,267	$2,409,887

*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The amortized cost and fair value of available-for-sale securities at December 31, 2021 and 2020 are presented in the tables below. Amortized cost does not include the $16.4 million and $14.9 million of accrued interest receivable as of December 31, 2021 and 2020, respectively.

	2021
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$127,752	$—	$6,846	$(44)	$134,554
U.S. agency	30,403	—	2,374	(17)	32,760
Non-U.S. government & agency	8,297	—	338	(154)	8,481
Agency MBS	362,861	—	9,277	(4,951)	367,187
ABS/CMBS/MBS*	264,273	—	2,120	(2,339)	264,054
Corporate	925,394	(441)	37,247	(5,105)	957,095
Municipal	627,287	—	22,750	(4,281)	645,756
Total fixed income	$2,346,267	$(441)	$80,952	$(16,891)	$2,409,887

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	2020
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$170,110	$—	$13,504	$(257)	$183,357
U.S. agency	28,902	—	3,970	—	32,872
Non-U.S. government & agency	10,298	—	667	—	10,965
Agency MBS	384,015	—	18,789	(733)	402,071
ABS/CMBS/MBS*	213,223	(17)	5,580	(413)	218,373
Corporate	753,404	(380)	64,501	(933)	816,592
Municipal	501,515	—	31,099	(218)	532,396
Total fixed income	$2,061,467	$(397)	$138,110	$(2,554)	$2,196,626

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Asset-Backed, Commercial Mortgage-Backed and Mortgage-Backed Securities

Eighty-three percent of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms.

For all fixed income securities at an unrealized loss at December 31, 2021, we believe it is probable that we will receive all contractual payments in the form of principal and interest. In addition, we are not required to, nor do we intend to, sell these investments prior to recovering the entire amortized cost basis of each security, which may be at maturity.

Municipal Bonds

As of December 31, 2021, approximately 48 percent of the municipal fixed income securities in the investment portfolio were general obligations of state and local governments and the remaining 52 percent were revenue based. Ninety percent of our municipal fixed income securities were rated AA or better while 99 percent were rated A or better.

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the fair value is below amortized cost. As of December 31, 2021, the discounted cash flow analysis resulted in an allowance for credit losses on 7 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

(in thousands)	2021	2020
Beginning balance	$397	$—
Adoption impact of ASU 2016-13	-	$28
Increase to allowance from securities for which credit losses were not previously recorded	4	369
Reduction from securities sold during the period	(4)	-
Net increase (decrease) from securities that had an allowance at the beginning of the period	44	-
Ending balance	$441	$397

No net realized losses were recognized on fixed income securities during 2021 in relation to securities for which we no longer had the intent to hold until recovery and for which the cost basis was written down to fair value, compared to $0.6 million in 2020. All fixed income securities continue to pay the expected coupon payments. We believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

As of December 31, 2021, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 443 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $16.9 million in associated unrealized losses represents 0.7 percent of the fixed income portfolio’s cost basis and 0.5 percent of total invested assets. Isolated to these securities, unrealized losses at the end of 2021 increased compared to the previous year due to increasing interest rates which reduce the fair value of fixed income securities. Of the total 443 securities, 76 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of December 31, 2021 and 2020. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	December 31, 2021			December 31, 2020
		12 Mos.			12 Mos.
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. government
Fair value	$2,942	$—	$2,942	$5,680	$—	$5,680
Amortized cost	2,986	—	2,986	5,937	—	5,937
Unrealized loss	$(44)	$—	$(44)	$(257)	$—	$(257)
U.S. agency
Fair value	$1,498	$—	$1,498	$—	$—	$—
Amortized cost	1,515	—	1,515	—	—	—
Unrealized loss	$(17)	$—	$(17)	$—	$—	$—
Non-U.S. government & agency
Fair value	$4,346	$—	$4,346	$—	$—	$—
Amortized cost	4,500	—	4,500	—	—	—
Unrealized loss	$(154)	$—	$(154)	$—	$—	$—
Agency MBS
Fair value	$102,145	$62,669	$164,814	$43,999	$—	$43,999
Amortized cost	104,336	65,429	169,765	44,732	—	44,732
Unrealized loss	$(2,191)	$(2,760)	$(4,951)	$(733)	$—	$(733)
ABS/CMBS/MBS*
Fair value	$150,997	$3,935	$154,932	$32,771	$16,161	$48,932
Amortized cost	153,235	4,036	157,271	33,094	16,251	49,345
Unrealized loss	$(2,238)	$(101)	$(2,339)	$(323)	$(90)	$(413)
Corporate
Fair value	$217,791	$53,818	$271,609	$52,655	$6,235	$58,890
Amortized cost	221,010	55,704	276,714	53,440	6,383	59,823
Unrealized loss	$(3,219)	$(1,886)	$(5,105)	$(785)	$(148)	$(933)
Municipal
Fair value	$162,998	$15,037	$178,035	$25,676	$—	$25,676
Amortized cost	166,602	15,714	182,316	25,894	—	25,894
Unrealized loss	$(3,604)	$(677)	$(4,281)	$(218)	$—	$(218)
Total fixed income
Fair value	$642,717	$135,459	$778,176	$160,781	$22,396	$183,177
Amortized cost	654,184	140,883	795,067	163,097	22,634	185,731
Unrealized loss	$(11,467)	$(5,424)	$(16,891)	$(2,316)	$(238)	$(2,554)

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Other Invested Assets

We had $50.5 million of other invested assets at December 31, 2021, compared to $54.2 million at the end of 2020. Other invested assets include investments in low income housing tax credit (LIHTC) partnerships, membership stock in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investments’ net asset value.

Our LIHTC interests had a balance of $16.6 million at December 31, 2021, compared to $20.3 million at December 31, 2020, and recognized a total tax benefit of $3.6 million during 2021, compared to $3.5 million during 2020 and $2.5 million during 2019. Our unfunded commitment for our LIHTC investments totaled $1.4 million at December 31, 2021 and will be paid out in installments through 2035.

Our investments in private funds totaled $28.6 million at December 31, 2021, compared to $32.1 million at December 31, 2020, and we had $8.8 million of associated unfunded commitments at December 31, 2021. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities and the timed dissolution of the partnerships would trigger redemption. At December 31, 2020, we had a publicly traded common stock with short-term restrictions that limited our ability to sell the security without prior approval. During 2021, our investment in this security became unrestricted and the investment was included in our equity portfolio as of December 31, 2021.

Restricted Assets

As of December 31, 2021, $64.1 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of the FHLBC stock provides. On November 10, 2021 RLI Insurance Company borrowed $50.0 million from the FHLBC, which was outstanding as of December 31, 2021.

As of December 31, 2021, fixed income securities with a carrying value of $86.2 million were on deposit with regulatory authorities as required by law.

3.	POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2021	2020	2019
Deferred policy acquisition costs (DAC), beginning of year	$88,425	$85,044	$84,934
Deferred:
Direct commissions	$236,145	$200,917	$185,164
Premium taxes	17,012	14,783	14,395
Ceding commissions	(47,592)	(42,115)	(31,140)
Net deferred	$205,565	$173,585	$168,419
Amortized	190,437	170,204	168,309
DAC, end of year	$103,553	$88,425	$85,044

Policy acquisition costs:
Amortized to expense - DAC	$190,437	$170,204	$168,309
Period costs:
Ceding commission - contingent	(4,303)	(4,053)	(3,034)
Other underwriting expenses	131,334	120,287	123,422
Total policy acquisition costs	$317,468	$286,438	$288,697

4.	DEBT

As of December 31, 2021, outstanding debt balances totaled $199.7 million, net of unamortized discount and debt issuance costs.

On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The amount of the discount is being charged to income over the life of the debt on an effective yield basis. The carrying value of the senior note was $149.7 million and the estimated fair value was $159.3 million as of December 31, 2021. The fair value of our long-term debt is based on the limited observable prices that reflect thinly traded securities and is therefore classified as a Level 2 liability within the fair value hierarchy.

On November 10, 2021, RLI Ins. borrowed $50.0 million from the Federal Home Loan Bank of Chicago. The borrowing matures on November 10, 2023 and has an option pay off the debt early on November 10, 2022. Interest is paid monthly at an annualized rate of 0.84 percent.

We paid $7.3 million of interest on our debt in each of the last three years. The average rate on debt was 4.77 percent in 2021 and 4.91 percent in 2020 and 2019.

We maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits the Company to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. This facility has a three-year term that expires on March 27, 2023. As of and during the years ended December 31, 2021, 2020 and 2019, no amounts were outstanding on these facilities.

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

Through the purchase of reinsurance, we also limit our net loss on any individual risk to a maximum of $9.7 million, although retentions can vary.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2021	2020	2019
WRITTEN
Direct	$1,313,093	$1,107,303	$1,039,955
Reinsurance assumed	34,261	29,129	25,047
Reinsurance ceded	(289,821)	(244,344)	(204,665)
Net	$1,057,533	$892,088	$860,337

EARNED
Direct	$1,222,346	$1,062,608	$981,121
Reinsurance assumed	30,950	27,651	40,173
Reinsurance ceded	(272,393)	(224,512)	(182,183)
Net	$980,903	$865,747	$839,111

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$703,903	$608,638	$521,055
Reinsurance assumed	18,087	18,783	21,951
Reinsurance ceded	(265,388)	(184,537)	(129,590)
Net	$456,602	$442,884	$413,416

More than 89 percent of our reinsurance recoverables are due from companies with financial strength ratings of A or better by AM Best and S&P rating services. The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top reinsurers as of December 31, 2021. These reinsurers all have financial strength ratings of A or better by AM Best and S&P’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2021.

			Net Reinsurer		Ceded
	AM Best	S&P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2021	Total	Written	Total
Munich Re / HSB	A+, Superior	AA-, Very Strong	$102,632	14.5%	$34,462	11.9%
Renaissance Re	A+, Superior	A+, Strong	58,417	8.3%	25,001	8.6%
Endurance Re	A+, Superior	A+, Strong	47,136	6.7%	9,865	3.4%
Scor Re	A+, Superior	AA-, Very Strong	37,160	5.3%	13,398	4.6%
Aspen UK Ltd.	A, Excellent	A-, Strong	36,164	5.1%	9,402	3.2%
Berkley Insurance Co.	A+, Superior	A+, Strong	36,033	5.1%	12,950	4.5%
Hannover Ruckversicherung	A+, Superior	AA-, Very Strong	33,125	4.7%	12,942	4.5%
Safety National	A++, Superior	A+, Strong	32,196	4.6%	15,544	5.4%
Nationwide Mutual	A+, Superior	A+, Strong	29,818	4.2%	17,738	6.1%
Liberty Mutual	A, Excellent	A, Strong	23,236	3.3%	7,240	2.5%
All other reinsurers*			270,331	38.2%	131,279	45.3%
Total ceded exposure			$706,248	100.0%	$289,821	100.0%

*	All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

The allowances for uncollectible amounts on paid and unpaid recoverables were $16.1 million and $11.2 million, respectively, at December 31, 2021. At December 31, 2020, the amounts were $15.9 million and $8.6 million, respectively. Changes in the allowances during 2021 were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in 2021 and $0.2 million was recovered. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

6.	HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Unpaid losses and LAE at beginning of year:
Gross	$1,750,049	$1,574,352	$1,461,348
Ceded	(443,729)	(384,517)	(364,999)
Net	$1,306,320	$1,189,835	$1,096,349

Adoption impact of ASU 2016-13 on reinsurance balances recoverable	$—	$(1,345)	$—

Increase (decrease) in incurred losses and LAE:
Current accident year	$582,065	$543,937	$488,700
Prior accident years	(125,463)	(101,053)	(75,284)
Total incurred	$456,602	$442,884	$413,416

Loss and LAE payments for claims incurred:
Current accident year	$(101,590)	$(93,077)	$(80,055)
Prior accident year	(225,863)	(231,977)	(239,875)
Total paid	$(327,453)	$(325,054)	$(319,930)

Net unpaid losses and LAE at end of year	$1,435,469	$1,306,320	$1,189,835

Unpaid losses and LAE at end of year:
Gross	$2,043,555	$1,750,049	$1,574,352
Ceded	(608,086)	(443,729)	(384,517)
Net	$1,435,469	$1,306,320	$1,189,835

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

Loss development occurs when our current estimate of ultimate losses, established through our reserve analysis processes, differs from the initial reserve estimate. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is continually updated until all claims in a defined set are settled. As a small specialty insurer with a diversified product portfolio, our experience will ordinarily exhibit fluctuations from period to period. While we attempt to identify and react to changes in the loss environment, we also must consider the volume of claim experience directly available to the Company and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

The following is information about incurred and paid loss development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and average historical claims duration as of December 31, 2021. The loss information has been disaggregated so that only losses that are expected to develop in a similar manner are grouped together. This has resulted in the presentation of loss information for our property and surety segments at the segment level, while information for our casualty segment has been separated in four groupings: primary occurrence, excess occurrence, claims made and transportation. Primary occurrence includes select lines within the professional services product along with general liability, small commercial and other casualty products. Excess occurrence encompasses commercial excess and personal umbrella, while claims made includes select lines within the professional services product, executive products and other casualty. Reported claim counts represent claim events on a specified policy rather than individual claimants and includes claims that did not or are not expected to result in an incurred loss. The information about incurred and paid claims development for the years ended December 31, 2012 to 2020 is presented as unaudited required supplementary information.

Casualty - Primary Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2021
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	Total IBNR	Claims
2012	$91,807	$78,406	$65,893	$61,072	$59,028	$59,488	$60,328	$60,465	$60,591	$60,155	$1,589	5,192
2013		80,823	67,297	62,882	60,329	60,162	59,556	59,116	57,106	57,519	2,096	4,324
2014			88,092	79,497	71,592	67,237	66,389	66,702	65,636	63,727	3,034	4,295
2015				94,835	84,975	83,579	78,675	76,398	75,470	75,438	6,644	4,406
2016					101,950	96,753	90,611	85,449	83,374	79,440	10,352	4,315
2017						119,741	111,391	102,583	95,513	90,759	15,999	4,491
2018							141,513	130,281	125,731	115,076	32,268	4,822
2019								146,011	135,209	120,570	62,738	5,175
2020									145,171	137,439	88,880	4,394
2021										142,797	112,702	3,678
									Total	$942,920

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$5,897	$14,539	$23,889	$33,822	$43,276	$47,970	$51,611	$54,391	$55,679	$56,660
2013		6,334	13,021	22,366	34,786	40,609	45,753	47,783	49,411	50,597
2014			11,436	18,771	29,545	40,270	47,343	52,387	55,965	56,784
2015				10,157	19,902	33,020	45,056	54,270	58,866	62,997
2016					10,142	24,186	35,764	48,042	56,152	60,349
2017						13,154	25,933	38,783	52,823	62,236
2018							15,066	32,365	48,424	63,980
2019								15,698	30,673	41,911
2020									17,096	30,596
2021										14,428
	* Presented as unaudited required supplementary information.								Total	$500,538
					All outstanding liabilities before 2012, net of reinsurance					10,760
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$453,142

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	12.8%	13.3%	14.8%	16.5%	11.6%	7.2%	5.2%	2.9%	2.1%	1.6%

Casualty - Excess Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2021
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	Total IBNR	Claims
2012	$29,042	$21,558	$21,021	$21,885	$21,231	$22,433	$23,020	$25,286	$26,129	$26,848	$783	867
2013		39,984	34,824	26,857	25,425	25,599	24,922	25,496	25,073	24,836	1,396	949
2014			50,889	39,095	35,119	32,274	33,372	33,458	35,128	35,683	2,622	923
2015				53,672	50,857	47,392	42,840	43,328	42,446	41,690	5,439	699
2016					56,341	49,385	37,676	33,125	30,251	29,671	11,023	646
2017						62,863	55,868	48,363	44,737	43,249	16,698	631
2018							69,362	62,646	54,626	51,023	26,824	590
2019								88,078	89,691	79,083	47,276	603
2020									107,579	98,409	74,182	471
2021										136,433	93,982	371
									Total	$566,925

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$1,315	$3,573	$8,843	$15,380	$16,879	$17,747	$19,310	$21,993	$22,202	$22,246
2013		1,060	5,701	10,967	14,545	16,967	17,956	18,524	21,229	22,154
2014			1,899	4,006	11,002	18,852	22,541	23,376	26,068	28,963
2015				2,048	10,127	19,571	23,184	28,756	31,352	32,752
2016					1,068	3,396	7,441	10,054	12,703	14,400
2017						17	5,679	9,275	15,441	18,470
2018							2,506	5,823	10,801	17,294
2019								4,213	19,044	25,389
2020									2,901	13,856
2021										5,317
	* Presented as unaudited required supplementary information.								Total	$200,841
					All outstanding liabilities before 2012, net of reinsurance					18,495
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$384,579

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	4.0%	12.2%	15.4%	15.0%	9.2%	4.3%	4.8%	9.7%	2.3%	0.2%

Casualty - Claims Made
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2021
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	Total IBNR	Claims
2012	$27,576	$26,144	$20,727	$19,590	$18,022	$17,612	$17,569	$20,785	$22,325	$22,236	$207	804
2013		40,095	41,488	44,054	40,288	38,473	37,959	38,352	37,974	37,950	767	1,042
2014			53,929	55,386	58,152	55,350	51,554	53,841	53,783	52,619	1,504	1,305
2015				55,006	47,831	42,206	39,906	39,653	39,619	38,609	2,759	1,338
2016					59,992	67,760	69,493	67,728	64,730	65,078	4,808	1,507
2017						60,572	62,450	62,714	57,450	59,907	9,039	1,648
2018							66,128	62,416	56,468	48,457	17,399	1,391
2019								62,918	61,712	52,224	26,387	1,508
2020									60,278	56,785	43,408	1,287
2021										51,219	42,451	1,112
									Total	$485,084

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$433	$4,086	$6,898	$9,218	$10,968	$14,378	$15,621	$16,450	$16,892	$17,148
2013		792	7,073	18,425	26,121	29,678	32,789	34,535	35,476	36,078
2014			1,705	9,775	27,923	35,755	40,080	44,127	46,122	50,714
2015				2,215	10,738	16,774	20,920	28,795	32,241	33,529
2016					2,060	14,558	27,465	39,370	47,999	52,846
2017						2,455	11,350	22,728	36,522	42,918
2018							1,964	11,965	18,840	24,918
2019								1,839	8,123	14,117
2020									1,488	5,687
2021										999
	* Presented as unaudited required supplementary information.								Total	$278,954
					All outstanding liabilities before 2012, net of reinsurance					3,575
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$209,705

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	3.2%	16.1%	19.6%	15.7%	11.6%	9.5%	4.3%	5.0%	1.8%	1.2%

Casualty - Transportation
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2021
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	Total IBNR	Claims
2012	$21,452	$22,203	$22,924	$23,511	$23,689	$23,620	$23,305	$23,731	$23,845	$23,955	$74	2,287
2013		32,742	32,853	32,989	37,673	38,811	39,974	39,309	39,183	39,586	118	2,853
2014			38,361	33,015	36,452	38,590	40,202	40,508	41,156	41,974	297	3,099
2015				38,561	46,258	47,021	46,395	45,162	45,525	45,807	708	3,186
2016					50,430	53,519	54,105	52,277	52,818	53,915	1,235	3,943
2017						55,640	53,641	45,017	43,764	45,351	2,257	3,639
2018							57,597	54,592	38,719	36,468	4,946	3,402
2019								58,297	56,129	43,976	9,024	3,313
2020									43,573	35,524	16,243	1,637
2021										51,322	9,745	2,161
									Total	$417,878

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$4,466	$8,533	$12,394	$17,318	$20,931	$22,566	$22,730	$23,180	$23,181	$23,181
2013		5,306	11,978	19,761	28,220	33,480	35,923	37,327	37,915	38,172
2014			7,125	13,933	19,676	27,457	33,190	38,282	40,006	40,427
2015				6,984	20,709	29,554	37,222	39,339	41,345	42,626
2016					8,923	18,354	30,354	38,001	43,564	47,488
2017						7,979	17,070	24,090	30,260	36,141
2018							6,980	12,827	19,216	24,503
2019								7,148	15,852	21,120
2020									3,986	7,876
2021										5,341
	* Presented as unaudited required supplementary information.								Total	$286,875
					All outstanding liabilities before 2012, net of reinsurance					528
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$131,531

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	15.5%	18.3%	17.0%	17.1%	11.7%	7.4%	2.8%	1.5%	0.3%	0.0%

Property
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2021
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	Total IBNR	Claims
2012	$85,485	$80,155	$79,181	$77,569	$79,175	$78,125	$78,161	$78,002	$77,924	$77,883	$7	2,640
2013		63,864	62,090	62,173	62,114	61,914	61,834	61,776	61,623	61,400	36	2,996
2014			56,587	49,441	48,801	48,761	49,217	49,444	49,479	49,520	52	4,562
2015				59,863	56,103	53,958	52,720	53,111	52,781	52,878	96	4,075
2016					62,900	55,594	55,384	55,930	55,424	55,383	177	3,377
2017						90,803	83,273	84,961	82,671	82,319	1,321	2,893
2018							89,091	83,457	79,961	80,470	3,642	2,337
2019								71,232	65,189	61,116	3,193	2,446
2020									118,247	110,466	17,071	2,837
2021										135,447	45,890	2,616
									Total	$766,882

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$39,074	$66,509	$72,057	$73,705	$75,640	$76,152	$77,159	$77,323	$77,347	$77,360
2013		32,208	50,840	57,407	59,259	60,520	61,195	61,325	61,335	61,188
2014			30,550	43,380	46,148	46,528	47,799	49,027	49,259	49,317
2015				32,184	49,348	50,197	51,290	52,078	52,342	52,400
2016					33,134	46,921	51,371	53,006	54,328	54,747
2017						41,314	66,818	74,415	78,360	80,581
2018							37,048	68,264	72,357	75,253
2019								30,703	51,740	55,092
2020									43,192	79,660
2021										57,272
	* Presented as unaudited required supplementary information.								Total	$642,870
					All outstanding liabilities before 2012, net of reinsurance					640
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$124,652

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	51.3%	31.8%	6.6%	2.8%	2.3%	1.1%	0.5%	0.1%	-0.1%	0.0%

Surety
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2021
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	Total IBNR	Claims
2012	$17,114	$11,452	$8,667	$8,180	$7,867	$7,471	$7,099	$7,082	$6,985	$7,131	$2	1,480
2013		16,080	7,516	6,170	5,399	5,271	5,231	5,209	5,107	5,046	10	1,409
2014			16,450	8,106	5,225	4,427	4,267	4,319	4,266	4,227	8	1,355
2015				16,958	12,957	11,113	10,456	9,792	9,521	9,275	59	1,242
2016					18,928	11,062	9,351	8,895	8,391	7,948	125	1,381
2017						16,127	8,641	8,798	8,116	8,034	306	1,790
2018							16,765	7,227	4,564	3,947	713	1,323
2019								14,785	7,205	5,053	2,047	1,112
2020									19,241	14,840	7,212	748
2021										18,540	15,647	444
									Total	$84,041

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$1,883	$6,680	$6,726	$7,416	$7,536	$7,406	$7,065	$6,996	$6,941	$7,083
2013		1,116	2,856	4,701	4,911	5,098	5,150	5,128	5,061	5,029
2014			722	4,283	4,166	4,059	4,131	4,234	4,214	4,197
2015				3,192	6,719	7,695	9,436	9,183	9,186	9,168
2016					3,087	5,817	6,299	7,640	8,086	7,673
2017						979	2,862	7,062	7,221	7,362
2018							1,835	2,588	2,368	2,536
2019								336	2,433	2,765
2020									835	2,719
2021										1,197
	* Presented as unaudited required supplementary information.								Total	$49,729
					All outstanding liabilities before 2012, net of reinsurance					(68)
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$34,244

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	21.6%	39.5%	13.0%	7.6%	2.0%	-0.7%	-1.5%	-0.9%	-0.7%	2.0%

The following is a reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and settlement expenses in the consolidated balance sheet:

(in thousands)	December 31, 2021	December 31, 2020
Net outstanding liabilities:
Casualty - Primary Occurrence	$453,142	$432,823
Casualty - Excess Occurrence	384,579	312,827
Casualty - Claims Made	209,705	214,103
Casualty - Transportation	131,531	129,852
Property	124,652	103,383
Surety	34,244	27,009
Unallocated loss adjustment expenses	59,391	54,954
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	11,188	8,634
Other	27,037	22,735
Liabilities for unpaid loss and settlement expenses, net of reinsurance	$1,435,469	$1,306,320

Reinsurance recoverable on unpaid claims:
Casualty - Primary Occurrence	$43,688	$35,202
Casualty - Excess Occurrence	122,092	88,528
Casualty - Claims Made	271,259	223,020
Casualty - Transportation	66,283	53,251
Property	65,098	40,257
Surety	50,743	4,017
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	(11,188)	(8,634)
Other	111	8,088
Total reinsurance balances recoverable on unpaid losses and settlement expenses	$608,086	$443,729

Total gross liability for unpaid loss and settlement expenses	$2,043,555	$1,750,049

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

Actuarial models base future emergence on historic experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of December 31, 2021. We expect the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite will be affected as a result of the spread of COVID-19 and the related economic impact.

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

DEVELOPMENT OF IBNR RESERVES

The following table summarizes our prior accident years’ loss reserve development by segment for 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Casualty	$(108,632)	$(75,075)	$(62,497)
Property	(10,981)	(13,019)	(4,461)
Surety	(5,850)	(12,959)	(8,326)
Total	$(125,463)	$(101,053)	$(75,284)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2021.  We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2021. Development from the casualty segment totaled $108.6 million, inclusive of ULAE. Favorable development was experienced across accident years 2014 through 2020, with the largest amounts attributable to accident years 2018 through 2020. We continued to experience emergence that was generally better than previously estimated. We attribute the favorable emergence to loss trends in most lines outperforming our long-term expectations, our underwriters’ ability to select risk and an increasing rate environment. Within the primary occurrence grouping, the general liability product contributed $25.3 million to our favorable development and small commercial was favorable by $7.5 million. Within the excess occurrence grouping, commercial excess was favorable by $10.5 million and personal umbrella developed favorably by $10.4 million. Within the claims made grouping, professional services coverages developed favorably by $14.2 million and executive products developed favorably by $5.9 million. Transportation had $20.1 million of favorable development.

Our marine product was the predominant driver of the favorable development in the property segment, accounting for $6.6 million of the $11.0 million total favorable development for the segment, inclusive of ULAE. Accident years 2019 and 2020 made the largest contribution. Commercial property was favorable by $2.0 million.

The surety segment experienced $5.9 million of favorable development, inclusive of ULAE. The majority of the favorable development came from the 2019 and 2020 accident years. Contract surety was the main contributor with favorable development of $4.6 million.

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

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Loss and LAE Payments (Cumulative):
Gross	$141,768	$139,804	$137,485
Ceded	(69,576)	(69,219)	(68,849)
Net	$72,192	$70,585	$68,636

Unpaid Losses and LAE at End of Year:
Gross	$25,747	$22,485	$22,616
Ceded	(5,718)	(4,619)	(5,149)
Net	$20,029	$17,866	$17,467

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

During 2021, RLI experienced modest emergence of asbestos, environmental and mass tort losses and we increased our IBNR reserves for these exposures.

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

(in thousands)	2021	2020
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$22,637	$21,096
Unearned premium offset	23,080	19,862
Deferred compensation	3,469	2,829
Stock option expense	3,089	2,749
Lease liability	3,796	3,971
Other	367	389
Deferred tax assets before allowance	$56,438	$50,896
Less valuation allowance	—	—
Total deferred tax assets	$56,438	$50,896

Deferred tax liabilities:
Net unrealized appreciation of securities	$76,533	$77,639
Deferred policy acquisition costs	21,746	18,569
Lease asset	3,101	3,402
Discounting of unpaid losses and settlement expenses - Tax Cuts and Jobs Act (TCJA) implementation offset	2,545	3,181
Fixed assets	3,518	3,439
Intangible assets	1,537	1,558
Undistributed earnings of unconsolidated investees	29,515	21,813
Other	1,452	1,530
Total deferred tax liabilities	$139,947	$131,131
Net deferred tax liability	$(83,509)	$(80,235)

Income tax expense (benefit) attributable to income from operations for the years ended December 31, 2021, 2020 and 2019, differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2021		2020		2019
Provision for income taxes at the statutory federal tax rates	$72,307	21.0%	$39,867	21.0%	$48,874	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(3,090)	(0.9)%	(3,537)	(1.8)%	(3,958)	(1.7)%
Tax-exempt interest income	(1,219)	(0.3)%	(1,293)	(0.7)%	(1,238)	(0.5)%
Dividends received deduction	(891)	(0.3)%	(883)	(0.5)%	(823)	(0.4)%
Investment tax credit	(3,491)	(1.0)%	(2,435)	(1.3)%	—	—%
ESOP dividends paid deduction	(1,566)	(0.5)%	(1,083)	(0.6)%	(1,122)	(0.5)%
Unconsolidated investee dividends	—	—%	(479)	(0.2)%	(1,802)	(0.8)%
Nondeductible expenses	3,834	1.1%	1,878	1.0%	1,649	0.7%
Other items, net	(917)	(0.2)%	715	0.4%	(488)	(0.1)%
Total	$64,967	18.9%	$32,750	17.3%	$41,092	17.7%

Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher in 2021 due to higher levels of pretax income, which decreased the impact of tax-favored adjustments on a percentage basis.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. We received a $4.7 million dividend from Prime in 2020 and recognized a $0.5 million tax benefit from applying the lower tax rate applicable to affiliated dividends paid to insurance companies (10.8 percent in 2020), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. In 2019, we received a $13.2 million dividend from Maui Jim and recognized a $1.8 million tax benefit from applying the lower tax rate applicable to affiliated dividends paid to non-insurance companies (7.4 percent in 2019), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividends resulted in a 0.2 percent and 0.8 percent reduction to the 2020 and 2019 effective tax rates, respectively. No dividends were declared from unconsolidated investees in 2021, therefore having no impact to the 2021 effective tax rate.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2021, 2020 and 2019 resulted in tax benefits of $1.6 million, $1.1 million and $1.1 million, respectively. These tax benefits reduced the effective tax rate for 2021, 2020 and 2019 by 0.5 percent, 0.6 percent and 0.5 percent and, respectively.

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

Federal and state income taxes paid in 2021, 2020 and 2019 amounted to $38.6 million, $23.7 million and $25.6 million, respectively.

Although we are not currently under audit by the IRS, tax years 2018 through 2021 remain open and are subject to examination.

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are approved annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $18.0 million, $14.4 million and $15.7 million for 2021, 2020 and 2019, respectively.

During 2021, the ESOP purchased 65,815 shares of RLI Corp. stock on the open market at an average price of $107.95 ($7.1 million) relating to the contribution for plan year 2020. Shares held by the ESOP as of December 31, 2021, totaled 2,495,777 and are treated as outstanding in computing our earnings per share. During 2020, the ESOP purchased 94,194 shares of RLI Corp. stock on the open market at an average price of $82.67 ($7.8 million) relating to the contribution for plan year 2019. During 2019, the ESOP purchased 60,768 shares of RLI Corp. stock on the open market at an average price of $69.99 ($4.3 million) relating to the contribution for plan year 2018. The above-mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual awards are provided to executives, managers and associates through our incentive plans, provided certain strategic and financial goals are met. Annual expenses for these incentive plans totaled $39.1 million, $26.6 million and $30.1 million for 2021, 2020 and 2019, respectively.

DEFERRED COMPENSATION

We maintain rabbi trusts for deferred compensation plans for directors, key employees and executive officers through which contributions can be invested in RLI Corp. stock or mutual funds. The employer stock in the plan cannot be diversified and is accounted for as equity, in a manner consistent with the accounting for treasury stock. At December 31, 2021, the trusts’ assets were valued at $51.4 million.

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 2,900,420 awards under the 2015 LTIP, including 277,051 in 2021.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $6.4 million, $5.4 million and $6.0 million for 2021, 2020 and 2019, respectively. The total income tax benefit was $1.0 million for 2021 and $0.9 million for 2020 and 2019. Total unrecognized compensation expense relating to outstanding and unvested awards was $6.0 million, which will be recognized over the weighted average vesting period of 2.33 years.

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

The following table summarize option activity in 2021:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding as of January 1, 2021	1,632,334	$70.67
Granted	260,271	109.67
Exercised	(215,065)	55.50
Cancelled or forfeited	(8,215)	84.29
Outstanding as of December 31, 2021	1,669,325	$78.63	4.90	$56,018
Exercisable at December 31, 2021	784,768	$67.14	3.66	$35,282

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $12.2 million, $15.5 million and $20.0 million during 2021, 2020 and 2019, respectively.

The fair value of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted-average fair values as of December 31:

	2021		2020		2019
Weighted-average fair value of grants	$17.11		$13.24		$13.49
Risk-free interest rates	0.75%		0.39%		2.26%
Dividend yield	2.06%		2.30%		2.69%
Expected volatility	22.73%		22.67%		22.71%
Expected option life	4.97	years	4.96	years	4.96	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $2.2 million, $1.5 million and $0.7 million during 2021, 2020 and 2019, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2021	47,658	$81.53
Granted	16,780	113.02
Reinvested	1,233	108.00
Vested	(19,725)	72.53
Forfeited	(878)	94.28
Nonvested at December 31, 2021	45,068	$97.67

9.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

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

The NAIC has risk-based capital (RBC) requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2021, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $225.1 million, $203.9 million and $191.0 million as of December 31, 2021, 2020 and 2019, respectively, compared to actual statutory capital and surplus of $1.2 billion, $1.1 billion and $1.0 billion, respectively, for these same periods.

Year-end statutory surplus for 2021 presented in the table below includes $271.2 million of RLI Corp. stock (cost basis of $64.6 million) held by Mt. Hawley Insurance Company, compared to $238.0 million and $190.9 million in 2020 and 2019, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ended and as of December 31:

(in thousands)	2021	2020	2019
Consolidated net income, statutory basis	$207,550	$120,329	$129,625
Consolidated surplus, statutory basis	$1,240,649	$1,121,592	$1,029,671

As discussed in note 1.A., our three insurance companies are subsidiaries of RLI Corp., with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2021, our holding company had $1.2 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $87.9 million in liquid assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2021, 2020 and 2019, our principal insurance subsidiary paid ordinary dividends totaling $70.0 million, $110.0 million and $59.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2021, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $110.0 million. No extraordinary dividends were paid in 2020 or 2019. As of December 31, 2021, $26.1 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

As of December 31, 2021, we had $20.1 million of unfunded commitments related to our investments in private funds, low income housing tax credit investments and equity method investees. See note 2 for more information on our investments in private funds and low income housing tax credits.

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

The components of lease expense and other lease information as of and during the years ended December 31, 2021, 2020 and 2019 are as follows:

(in thousands)	2021	2020	2019
Operating lease cost	$5,131	$5,504	$5,772
Variable lease cost	1,433	1,346	1,850
Sublease income	(508)	(262)	—
Total lease cost	$6,056	$6,588	$7,622

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$5,738	$5,963	$5,711

ROU assets obtained in exchange for new operating lease liabilities	$4,828	$81	$1,388

Reduction to ROU assets resulting from reduction to lease liabilities	$1,042	$18	$1,279

Other non-cash reductions to ROU assets	$48	$1,192	$—

(in thousands)	2021		2020
Operating lease ROU assets	$14,765		$16,200
Operating lease liabilities	$16,905		$19,072
Weighted-average remaining lease term - operating leases	4.52	years	3.87	years
Weighted-average discount rate - operating leases	2.02%		2.32%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

(in thousands)	2021
2022	$5,353
2023	4,826
2024	2,844
2025	1,481
2026	884
Thereafter	2,283
Total future minimum lease payments	$17,671
Less imputed interest	(766)
Total operating lease liability	$16,905

12.	OPERATING SEGMENT INFORMATION

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

The following table summarizes our segment data based on the internal structure and reporting of information as it is used by management. The net earnings of each segment are before taxes and include revenues (if applicable), direct product or segment costs (such as commissions and claims costs), as well as allocated costs from various support departments. Assets are not managed at the segment level and therefore are not allocated to segments.

REVENUES

(in thousands)	2021	2020	2019
Casualty	$633,639	$569,521	$558,458
Property	231,837	183,720	164,022
Surety	115,427	112,506	116,631
Net premiums earned	$980,903	$865,747	$839,111
Net investment income	68,862	67,893	68,870
Net realized gains	64,222	17,885	17,520
Net unrealized gains on equity securities	65,258	32,101	78,090
Total	$1,179,245	$983,626	$1,003,591

INSURANCE EXPENSES

(in thousands)	2021	2020	2019
Loss and settlement expenses:
Casualty	$311,627	$322,099	$330,156
Property	129,924	111,356	73,614
Surety	15,051	9,429	9,646
Total loss and settlement expenses	$456,602	$442,884	$413,416

Policy acquisition costs:
Casualty	$179,354	$162,058	$166,499
Property	72,008	59,926	55,986
Surety	66,106	64,454	66,212
Total policy acquisition costs	$317,468	$286,438	$288,697

Other insurance expenses:
Casualty	$47,139	$40,937	$41,202
Property	18,605	15,620	16,279
Surety	11,163	10,271	11,949
Total other insurance expenses	$76,907	$66,828	$69,430
Total	$850,977	$796,150	$771,543

NET EARNINGS

(in thousands)	2021	2020	2019
Casualty	$95,519	$44,427	$20,601
Property	11,300	(3,182)	18,143
Surety	23,107	28,352	28,824
Net underwriting income	$129,926	$69,597	$67,568
Net investment income	68,862	67,893	68,870
Net realized gains	64,222	17,885	17,520
Net unrealized gains on equity securities	65,258	32,101	78,090
Interest on debt	(7,677)	(7,603)	(7,588)
General corporate expense	(13,330)	(10,265)	(12,686)
Equity in earnings of unconsolidated investees	37,060	20,233	20,960
Total earnings before incomes taxes	$344,321	$189,841	$232,734
Income tax expense	64,967	32,750	41,092
Net earnings	$279,354	$157,091	$191,642

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED

	Year ended December 31,
(in thousands)	2021	2020	2019
CASUALTY
Commercial excess and personal umbrella	$219,437	$178,214	$140,483
General liability	90,853	91,653	98,880
Professional services	88,855	85,196	81,329
Commercial transportation	83,352	64,624	83,213
Small commercial	64,660	63,357	55,701
Executive products	21,873	26,509	27,088
Other casualty	64,609	59,968	71,764
Total	$633,639	$569,521	$558,458

PROPERTY
Commercial property	$107,941	$79,406	$68,310
Marine	97,745	81,852	74,887
Specialty personal	21,385	19,596	19,316
Other property	4,766	2,866	1,509
Total	$231,837	$183,720	$164,022

SURETY
Miscellaneous	$43,982	$42,292	$44,721
Commercial	43,738	42,872	43,553
Contract	27,707	27,342	28,357
Total	$115,427	$112,506	$116,631
Grand total	$980,903	$865,747	$839,111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of RLI Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of earnings and comprehensive earnings, shareholders' equity, and cash flows, for the years then ended, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flow for each of years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to unpaid losses and settlement expenses included the following, among others:

•	We tested the effectiveness of controls related to unpaid losses and settlement expenses, including those controls over the inputs, methods, and assumptions used in the Company's estimation processes.
•	We tested the underlying data, including historical claims, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.
•	With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by the Company to estimate the unpaid losses and settlement expenses by:
o	Developing a range of independent estimates of unpaid losses and settlement expenses for certain lines of business and comparing our estimates to the recorded reserves.
o

We compared our prior year estimates of expected incurred losses to actual experience during the current year to identify potential management bias in the determination of the unpaid losses and settlement expenses.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 18, 2022

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of RLI Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows of RLI Corp. and subsidiaries (the Company) for the year ended December 31, 2019, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 1983 to 2020.

Chicago, Illinois
February 21, 2020

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Deloitte & Touche LLP (Deloitte) was engaged as the new independent registered public accounting firm of RLI Corp. (the Company) to perform independent audit services for the Company for the fiscal years ending December 31, 2021 and December 31, 2020. Deloitte’s engagement was approved by the Audit Committee of the Company’s Board of Directors. The appointment of Deloitte was the result of a competitive request for proposal process undertaken by the Audit Committee.

KPMG’s audit reports on the Company’s consolidated financial statements for the fiscal year ended December 31, 2019 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2019, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference thereto in its reports on the consolidated financial statements of the Company for such years, and (ii) no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the fiscal years ended December 31, 2019, neither the Company, nor any party on behalf of the Company, consulted with Deloitte with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered with respect to the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company by Deloitte that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report on page 89 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information – None.

PART III

Items 10 to 14.

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(l-2) See Item 8 for Consolidated Financial Statements included in this report.

(3)	Exhibits. See Exhibit Index on pages 104-105.

(b)	Exhibits. See Exhibit Index on pages 104-105.

(c)	Financial Statement Schedules. See Index to Financial Statement Schedules on page 94.

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2021

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale:
U.S. government	$127,752	$134,554	$134,554
U.S. agency	30,403	32,760	32,760
Non-U.S. government & agency	8,297	8,481	8,481
Agency MBS	362,861	367,187	367,187
ABS/CMBS/MBS*	264,273	264,054	264,054
Corporate	925,394	957,095	957,095
Municipal	627,287	645,756	645,756
Total available-for-sale	$2,346,267	$2,409,887	$2,409,887
Total fixed maturities	$2,346,267	$2,409,887	$2,409,887

Equity securities:
Common stock:
Ind Misc and all other	$103,261	$190,735	$190,735
ETFs (Ind/misc)	221,240	423,041	423,041
Total equity securities	$324,501	$613,776	$613,776
Cash and short-term investments	88,804	88,804	88,804
Other invested assets	44,435	50,501	50,501
Total investments and cash	$2,804,007	$3,162,968	$3,162,968

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 89 of this report.

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2021	2020
ASSETS
Cash	$1,433	$381
Accounts receivable, affiliates	848	—
Investments in subsidiaries	1,197,997	1,148,342
Investments in unconsolidated investee	113,052	90,893
Fixed income:
Available-for-sale, at fair value	86,483	64,211
(amortized cost of $84,823 and allowance for credit losses of $0 in 2021)
(amortized cost of $60,657 and allowance for credit losses of $0 in 2020)
Property and equipment, at cost, net of accumulated depreciation of $1,697 in 2021 and $1,629 in 2020	1,711	1,779
Income taxes receivable - current	211	1,500
Other assets	2,907	895
TOTAL ASSETS	$1,404,642	$1,308,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, affiliates	$—	$2,556
Income taxes - deferred	21,067	16,988
Bonds payable, long-term debt	149,676	149,489
Interest payable, long-term debt	2,153	2,153
Other liabilities	2,385	837
TOTAL LIABILITIES	$175,281	$172,023

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,219,551 shares issued and 45,289,337 shares outstanding in 2021)
(68,072,794 shares issued and 45,142,580 shares outstanding in 2020)	$682	$681
Paid-in capital	343,742	335,365
Accumulated other comprehensive earnings	49,826	108,714
Retained earnings	1,228,110	1,084,217
Deferred compensation	9,642	8,292
Treasury stock, at cost (22,930,214 shares in 2021 and 2020)	(402,641)	(401,291)
TOTAL SHAREHOLDERS’ EQUITY	$1,229,361	$1,135,978
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,404,642	$1,308,001

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 89 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2021	2020	2019
Net investment income	$2,102	$1,412	$1,656
Net realized gains (losses)	(625)	501	463
Equity in earnings of unconsolidated investee	22,786	10,368	13,592
Selling, general and administrative expenses	(13,330)	(10,265)	(12,686)
Interest expense on debt	(7,616)	(7,603)	(7,588)
Earnings (loss) before income taxes	$3,317	$(5,587)	$(4,563)
Income tax benefit	(1,585)	(2,885)	(4,989)
Net earnings (loss) before equity in net earnings of subsidiaries	$4,902	$(2,702)	$426
Equity in net earnings of subsidiaries	274,452	159,793	191,216
Net earnings	$279,354	$157,091	$191,642
Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,996)	$994	$1,727
Less: reclassification adjustment for (gains) losses included in net earnings	500	(390)	(365)
Other comprehensive earnings (loss) - parent only	$(1,496)	$604	$1,362
Equity in other comprehensive earnings (loss) of subsidiaries/investees	(57,392)	55,615	65,683
Other comprehensive earnings (loss)	$(58,888)	$56,219	$67,045
Comprehensive earnings	$220,466	$213,310	$258,687

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 89 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2021	2020	2019
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$4,902	$(2,702)	$426
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized (gains) losses	625	(501)	(463)
Depreciation	68	67	68
Other items, net	3,966	2,270	2,487
Change in:
Affiliate balances receivable/payable	(3,404)	1,246	1,180
Federal income taxes	5,901	1,399	(1,673)
Changes in investment in unconsolidated investee:
Undistributed earnings	(22,786)	(10,368)	(13,592)
Dividends received	—	—	13,200
Net cash provided by (used in) operating activities	$(10,728)	$(8,589)	$1,633

Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(33,373)	$(24,950)	$(2,507)
Other	(2,904)	(346)	—
Sale of:
Fixed income, available-for-sale	5,306	3,767	14,273
Other	1,245	—	—
Call or maturity of:
Fixed income, available-for-sale	2,878	3,492	29,501
Cash dividends received-subsidiaries	180,000	110,000	34,003
Net cash provided by investing activities	$153,152	$91,963	$75,270

Cash flows from financing activities
Proceeds from stock option exercises	$1,838	$8,648	$9,490
Cash dividends paid	(147,422)	(95,793)	(93,315)
Other	4,212	3,802	4,058
Net cash used in financing activities	$(141,372)	$(83,343)	$(79,767)

Net increase (decrease) in cash	$1,052	$31	$(2,864)
Cash at beginning of year	381	350	3,214
Cash at end of year	$1,433	$381	$350

Interest paid on outstanding debt amounted to $7.3 million for 2021, 2020 and 2019, respectively. See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 89 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2021, 2020 and 2019

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
	acquisition	and settlement	premiums,	premiums	expenses
(in thousands)	costs	expenses, gross	gross	earned	current year
Year ended December 31, 2021
Casualty segment	$55,760	$1,760,469	$438,248	$633,639	$420,259
Property segment	25,764	196,369	168,209	231,837	140,905
Surety segment	22,029	86,717	73,987	115,427	20,901
RLI Insurance Group	$103,553	$2,043,555	$680,444	$980,903	$582,065

Year ended December 31, 2020
Casualty segment	$48,255	$1,567,544	$385,736	$569,521	$397,174
Property segment	19,655	150,008	131,274	183,720	124,375
Surety segment	20,515	32,497	69,376	112,506	22,388
RLI Insurance Group	$88,425	$1,750,049	$586,386	$865,747	$543,937

Year ended December 31, 2019
Casualty segment	$47,805	$1,435,619	$354,118	$558,458	$392,653
Property segment	17,057	100,000	116,624	164,022	78,075
Surety segment	20,182	38,733	69,471	116,631	17,972
RLI Insurance Group	$85,044	$1,574,352	$540,213	$839,111	$488,700

NOTE 1: Investment income is not allocated to the segments, therefore, net investment income has not been provided.

See the accompanying reports of independent registered public accounting firms starting on page 89 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2021, 2020 and 2019

	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
(in thousands)	prior year	costs	expenses	written
Year ended December 31, 2021
Casualty segment	$(108,632)	$179,354	$47,139	$674,709
Property segment	(10,981)	72,008	18,605	262,816
Surety segment	(5,850)	66,106	11,163	120,008
RLI Insurance Group	$(125,463)	$317,468	$76,907	$1,057,533

Year ended December 31, 2020
Casualty segment	$(75,075)	$162,058	$40,937	$583,244
Property segment	(13,019)	59,926	15,620	196,603
Surety segment	(12,959)	64,454	10,271	112,241
RLI Insurance Group	$(101,053)	$286,438	$66,828	$892,088

Year ended December 31, 2019
Casualty segment	$(62,497)	$166,499	$41,202	$564,979
Property segment	(4,461)	55,986	16,279	181,974
Surety segment	(8,326)	66,212	11,949	113,384
RLI Insurance Group	$(75,284)	$288,697	$69,430	$860,337

See the accompanying reports of independent registered public accounting firms starting on page 89 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2021, 2020 and 2019

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
(in thousands)	amount	companies	companies	amount	to net
2021
Casualty segment	$788,741	$185,433	$30,331	$633,639	4.8%
Property segment	310,630	79,094	301	231,837	0.1%
Surety segment	122,975	7,866	318	115,427	0.3%
RLI Insurance Group premiums earned	$1,222,346	$272,393	$30,950	$980,903	3.2%

2020
Casualty segment	$690,718	$148,271	$27,074	$569,521	4.8%
Property segment	253,781	70,398	337	183,720	0.2%
Surety segment	118,109	5,843	240	112,506	0.2%
RLI Insurance Group premiums earned	$1,062,608	$224,512	$27,651	$865,747	3.2%

2019
Casualty segment	$641,159	$122,452	$39,751	$558,458	7.1%
Property segment	217,657	53,810	175	164,022	0.1%
Surety segment	122,305	5,921	247	116,631	0.2%
RLI Insurance Group premiums earned	$981,121	$182,183	$40,173	$839,111	4.8%

See the accompanying reports of independent registered public accounting firms starting on page 89 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2021, 2020 and 2019

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period
2021 Allowance for uncollectible reinsurance	$24,539	$2,863	$(159)	$27,243

2020 Allowance for uncollectible reinsurance	$25,066	$(522)	$(5)	$24,539

2019 Allowance for uncollectible reinsurance	$25,911	$(647)	$(198)	$25,066

See the accompanying reports of independent registered public accounting firms starting on page 89 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2021, 2020 and 2019

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
	acquisition	claim adjustment	premiums,	premiums	investment
Affiliation with Registrant (1)	costs	expense reserves	gross	earned	income
2021	$103,553	$2,043,555	$680,444	$980,903	$68,862
2020	$88,425	$1,750,049	$586,386	$865,747	$67,893
2019	$85,044	$1,574,352	$540,213	$839,111	$68,870

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written
2021	$582,065	$(125,463)	$317,468	$327,453	$1,057,533
2020	$543,937	$(101,053)	$286,438	$325,054	$892,088
2019	$488,700	$(75,284)	$288,697	$319,930	$860,337

(1)	Consolidated property-casualty insurance operations.

See the accompanying reports of independent registered public accounting firms starting on page 89 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference (page)

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2020.

3.2	By-Laws	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2018.

4.1	Senior Indenture	Incorporated by reference to the Company’s Form 8‑K filed October 2, 2013.

4.2	Supplemental Indenture	Incorporated by reference to the Company’s Form 8‑K filed May 8, 2018.

4.3	Description of Securities	Attached as Exhibit 4.3.

10.1	RLI Corp. Nonqualified Agreement*	Incorporated by reference to the Company’s Form 10-K filed on February 21, 2020.

10.2	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed on February 21, 2020.

10.3	RLI Corp. Executive Deferred Compensation Plan, as amended*	Attached as Exhibit 10.3.

10.4	Key Employee Excess Benefit Plan, as amended*	Incorporated by reference to the Company’s Form 10‑K filed February 25, 2009.

10.5	RLI Corp. 2010 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 6, 2010.

10.6	RLI Corp. Annual Incentive Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-Q filed July 24, 2020.

10.7	Market Value Potential (MVP), Executive Incentive Program Guideline*	Attached as Exhibit 10.7.

10.8	RLI Corp. 2015 Long-Term Incentive Plan, as amended*	Incorporated by reference to the Company’s Form 10-Q filed on July 24, 2020.

10.9	Management Incentive Program Guideline*	Attached as Exhibit 10.9.

10.10	RLI Underwriting Profit Program Guideline*	Attached as Exhibit 10.10.

10.11	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	Incorporated by reference to the Company’s Form 8‑K filed September 26, 2014.

10.12	Credit Agreement (Bank of Montreal, Chicago Branch.)	Incorporated by reference to the Company’s Form 8‑K filed March 31, 2020.

10.13	RLI Corp. Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Form 10‑Q filed October 24, 2018.

10.14	Shareholders Agreement by and among RLI Corp., Walter F. Hester III, and the Walter F. Hester III Revocable Trust	Incorporated by reference to the Company’s Form 8-K filed on August 21, 2018.

11.0	Statement re: computation of per share earnings	Refer to Note 1.O., “Earnings per share,” on page 61.

*	Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference Page

21.1	Subsidiaries of the Registrant	Attached as Exhibit 21.1.

23.1	Consent of Deloitte & Touche LLP	Attached as Exhibit 23.1.

23.2	Consent of KPMG LLP	Attached as Exhibit 23.2.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.2.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.1.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.2.

101	iXBRL-Related Documents	Attached as Exhibit 101.

104	Cover Page Interactive Data File	Embedded in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Todd W. Bryant
Todd W. Bryant
Vice President, Chief Financial Officer

Date:	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Craig W. Kliethermes	By:	/s/ Todd W. Bryant
	Craig W. Kliethermes, President & CEO		Todd W. Bryant, Vice President,
	(Principal Executive Officer)		Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date:	February 18, 2022	Date:	February 18, 2022

By:	/s/ Kaj Ahlmann	By:	/s/ Jordan W. Graham
	Kaj Ahlmann, Director		Jordan W. Graham, Director

Date:	February 18, 2022	Date:	February 18, 2022

By:	/s/ Michael E. Angelina	By:	/s/ Craig W. Kliethermes
	Michael E. Angelina, Director		Craig W. Kliethermes, Director

Date:	February 18, 2022	Date:	February 18, 2022

By:	/s/ John T. Baily	By:	/s/ Jonathan E. Michael
	John T. Baily, Director		Jonathan E. Michael, Director

Date:	February 18, 2022	Date:	February 18, 2022

By:	/s/ Calvin G. Butler, Jr.	By:	/s/ Robert P. Restrepo, Jr.
	Calvin G. Butler, Jr., Director		Robert P. Restrepo, Jr., Director

Date:	February 18, 2022	Date:	February 18, 2022

By:	/s/ David B. Duclos	By:	/s/ Debbie S. Roberts
	David B. Duclos, Director		Debbie S. Roberts, Director

Date:	February 18, 2022	Date:	February 18, 2022

By:	/s/ Susan S. Fleming	By:	/s/ Michael J. Stone
	Susan S. Fleming, Director		Michael J. Stone, Director

Date:	February 18, 2022	Date:	February 18, 2022