Form 10-Q
period 2022-03-31
RLI CORP
filed 2022-04-22
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 14, 2022, the number of shares outstanding of the registrant’s Common Stock was 45,316,042.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2022	2021
Net premiums earned	$269,152	$228,595
Net investment income	17,883	16,424
Net realized gains	5,588	14,150
Net unrealized gains (losses) on equity securities	(27,810)	28,162
Consolidated revenue	$264,813	$287,331
Losses and settlement expenses	105,524	104,892
Policy acquisition costs	85,287	74,990
Insurance operating expenses	18,863	18,796
Interest expense on debt	2,010	1,901
General corporate expenses	3,363	3,342
Total expenses	$215,047	$203,921
Equity in earnings of unconsolidated investees	8,759	6,424
Earnings before income taxes	$58,525	$89,834
Income tax expense	10,602	16,822
Net earnings	$47,923	$73,012

Other comprehensive earnings (loss), net of tax	(115,581)	(44,747)
Comprehensive earnings (loss)	$(67,658)	$28,265

Basic net earnings per share	$1.06	$1.62
Diluted net earnings per share	$1.05	$1.60

Weighted average number of common shares outstanding:
Basic	45,306	45,178
Diluted	45,714	45,674

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,292,378	$2,409,887
(amortized cost of $2,374,256 and allowance for credit losses of $594 at 3/31/22)
(amortized cost of $2,346,267 and allowance for credit losses of $441 at 12/31/21)
Equity securities, at fair value (cost - $347,354 at 3/31/22 and $324,501 at 12/31/21)	608,180	613,776
Other invested assets	52,406	50,501
Cash	72,148	88,804
Total investments and cash	$3,025,112	$3,162,968
Accrued investment income	17,477	17,505
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $18,381 at 3/31/22 and $18,067 at 12/31/21	170,501	167,279
Ceded unearned premium	126,311	130,916
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,983 at 3/31/22 and $11,188 at 12/31/21	631,445	608,086
Deferred policy acquisition costs	112,004	103,553
Property and equipment, at cost, net of accumulated depreciation of $77,131 at 3/31/22 and $75,236 at 12/31/21	52,124	52,161
Investment in unconsolidated investees	179,351	171,311
Goodwill and intangibles	53,562	53,562
Other assets	39,748	40,961
TOTAL ASSETS	$4,407,635	$4,508,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,081,712	$2,043,555
Unearned premiums	696,577	680,444
Reinsurance balances payable	26,264	42,851
Funds held	89,735	89,773
Income taxes-deferred	47,412	83,509
Bonds payable, long-term debt	199,723	199,676
Accrued expenses	57,101	98,274
Other liabilities	55,689	40,859
TOTAL LIABILITIES	$3,254,213	$3,278,941

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,246,156 shares issued, 45,315,942 shares outstanding at 3/31/22)
(68,219,551 shares issued, 45,289,337 shares outstanding at 12/31/21)	$682	$682
Paid-in capital	346,791	343,742
Accumulated other comprehensive earnings (loss)	(65,755)	49,826
Retained earnings	1,264,703	1,228,110
Deferred compensation	8,669	9,642
Less: Treasury shares, at cost (22,930,214 shares at 3/31/22 and 12/31/21)	(401,668)	(402,641)
TOTAL SHAREHOLDERS’ EQUITY	$1,153,422	$1,229,361
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,407,635	$4,508,302

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2021	45,142,580	$1,135,978	$681	$335,365	$108,714	$1,084,217	$8,292	$(401,291)
Net earnings	—	73,012	—	—	—	73,012	—	—
Other comprehensive earnings (loss), net of tax	—	(44,747)	—	—	(44,747)	—	—	—
Deferred compensation	—	—	—	—	—	—	(366)	366
Share-based compensation	60,858	1,392	—	1,392	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,849)	—	—	—	(10,849)	—	—
Balance, March 31, 2021	45,203,438	$1,154,786	$681	$336,757	$63,967	$1,146,380	$7,926	$(400,925)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2022	45,289,337	$1,229,361	$682	$343,742	$49,826	$1,228,110	$9,642	$(402,641)
Net earnings	—	47,923	—	—	—	47,923	—	—
Other comprehensive earnings (loss), net of tax	—	(115,581)	—	—	(115,581)	—	—	—
Deferred compensation	—	—	—	—	—	—	(973)	973
Share-based compensation	26,605	3,049	—	3,049	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,330)	—	—	—	(11,330)	—	—
Balance, March 31, 2022	45,315,942	$1,153,422	$682	$346,791	$(65,755)	$1,264,703	$8,669	$(401,668)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$39,014	$60,287
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(107,283)	$(145,121)
Equity securities	(32,678)	(31,957)
Property and equipment	(1,944)	(887)
Other	(3,137)	(4,323)
Proceeds from sale of:
Fixed income securities, available-for-sale	10,779	21,300
Equity securities	15,726	47,638
Other	669	521
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	71,971	96,285
Net cash used in investing activities	$(45,897)	$(16,544)
Cash Flows from Financing Activities
Cash dividends paid	$(11,322)	$(10,838)
Proceeds from (payments related to) stock option exercises	1,549	(187)
Net cash used in financing activities	$(9,773)	$(11,025)
Net increase (decrease) in cash	$(16,656)	$32,718
Cash at the beginning of the period	88,804	62,217
Cash at March 31	$72,148	$94,935

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2021 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2022 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B. ADOPTED ACCOUNTING STANDARDS

No new accounting standards applicable in 2022 materially impact our financial statements.

C. PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of March 31, 2022.

D. REINSURANCE

Ceded unearned premiums and reinsurance balances recoverable on unpaid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve the Company of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review reinsurers’ annual financial statements and Securities and Exchange Commission filings for those that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the AM Best and Standard & Poor’s (S&P) ratings of our reinsurers. In addition, we subject our reinsurance recoverables to detailed recoverability tests, including a segment-based analysis using the average default rating percentage by S&P rating, which assists the Company in assessing the sufficiency of its allowance. Additionally, we perform an in-depth reinsurer financial condition analysis prior to the renewal of each of our reinsurance placements.

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the overall allowance and determine whether the balance is sufficient and, if needed, an additional allowance is recognized.

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $16.1 million and $11.0 million, respectively, at March 31, 2022. At December 31, 2021, the amounts were $16.1 million and $11.2 million, respectively. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first three months of 2022 and less than $0.1 million was recovered. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at March 31, 2022 and December 31, 2021 is detailed in the following table:

	March 31,	December 31,
(in thousands)	2022	2021
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Intangibles
Indefinite-lived intangibles - state insurance licenses	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2021. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of March 31, 2022 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended March 31, 2022			Ended March 31, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$47,923	45,306	$1.06	$73,012	45,178	$1.62
Effect of Dilutive Securities
Stock options and restricted stock units	—	408		—	496
Diluted EPS
Earnings available to common shareholders	$47,923	45,714	$1.05	$73,012	45,674	$1.60
Anti-dilutive options excluded from diluted EPS		214			—

G. COMPREHENSIVE EARNINGS (LOSS)

Our comprehensive earnings (loss) include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings (loss), we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $30.7 million for the first quarter of 2022, compared to $11.9 million for the same period in 2021.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $115.6 million for the first three months of 2022, compared to $44.7 million during the same period last year. The unrealized losses were attributable to increased interest rates in both periods, which decreased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months
	Ended March 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2022	2021
Beginning balance	$49,826	$108,714
Other comprehensive earnings (loss) before reclassifications	(115,742)	(43,795)
Amounts reclassified from accumulated other comprehensive earnings	161	(952)
Net current-period other comprehensive earnings (loss)	$(115,581)	$(44,747)
Ending balance	$(65,755)	$63,967
Balance of securities for which an allowance for credit losses has been recognized in net earnings	$607	$463

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months
Component of Accumulated	Ended March 31,		Affected line item in the
Other Comprehensive Earnings (Loss)	2022	2021	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(51)	$1,183	Net realized gains (losses)
	(153)	22	Credit gains (losses) presented within net realized gains
	$(204)	$1,205	Earnings (loss) before income taxes
	43	(253)	Income tax (expense) benefit
	$(161)	$952	Net earnings (loss)

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

Equity Securities: As of March 31, 2022, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source and are classified as Level 2.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy.

I. RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The COVID-19 pandemic may result in significant disruptions in economic activity and financial markets. The cumulative effects of any public health outbreak could reduce demand for our insurance policies; result in increased level of losses, settlement expenses or other operating costs; reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill.

2. INVESTMENTS

Our investments are primarily composed of fixed income debt securities and common stock equity securities. We carry our equity securities at fair value and categorize all of our debt securities as available-for-sale, which are carried at fair value.

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the three-month periods ended March 31, 2022 and 2021:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2022
Fixed income securities - available-for-sale	$8,832	$117	$(31)	$86
Equity securities	15,726	5,901	—	5,901
2021
Fixed income securities - available-for-sale	$21,273	$1,003	$(27)	$976
Equity securities	47,638	14,233	(1,150)	13,083

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2022
Fixed income securities - available-for-sale	$71,974	$20	$(13)	$7
2021
Fixed income securities - available-for-sale	$96,285	$255	$(48)	$207

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized below:

	As of March 31, 2022
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$131,634	$—	$131,634
U.S. agency	—	30,885	—	30,885
Non-U.S. government & agency	—	6,585	—	6,585
Agency MBS	—	334,097	—	334,097
ABS/CMBS/MBS*	—	259,666	—	259,666
Corporate	—	882,197	48,139	930,336
Municipal	—	599,175	—	599,175
Total fixed income securities - available-for-sale	$—	$2,244,239	$48,139	$2,292,378
Equity securities	607,715	465	—	608,180
Total	$607,715	$2,244,704	$48,139	$2,900,558

	As of December 31, 2021
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$134,554	$—	$134,554
U.S. agency	—	32,760	—	32,760
Non-U.S. government & agency	—	8,481	—	8,481
Agency MBS	—	367,187	—	367,187
ABS/CMBS/MBS*	—	264,054	—	264,054
Corporate	—	913,577	43,518	957,095
Municipal	—	645,756	—	645,756
Total fixed income securities - available-for-sale	$—	$2,366,369	$43,518	$2,409,887
Equity securities	613,712	64	—	613,776
Total	$613,712	$2,366,433	$43,518	$3,023,663

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of Regulation D private placement fixed income securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2022	$43,518
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(33)
Net realized gains	(411)
Included in other comprehensive earnings (loss)	(3,067)
Total net realized and unrealized gains (losses)	$(3,511)
Purchases	8,132
Balance as of March 31, 2022	$48,139
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(411)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(3,067)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of March 31, 2022 were as follows:

	March 31, 2022
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$44,732	$45,069
Due after one year through five years	667,555	660,532
Due after five years through 10 years	533,651	521,300
Due after 10 years	506,651	471,714
ABS/CMBS/MBS*	621,667	593,763
Total available-for-sale	$2,374,256	$2,292,378

*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at March 31, 2022 and December 31, 2021 are presented in the tables below. Amortized cost does not include the $16.5 million and $16.4 million of accrued interest receivable as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$130,830	$—	$1,314	$(510)	$131,634
U.S. agency	30,386	—	834	(335)	30,885
Non-U.S. government & agency	6,797	—	135	(347)	6,585
Agency MBS	348,318	—	1,471	(15,692)	334,097
ABS/CMBS/MBS*	273,349	(9)	177	(13,851)	259,666
Corporate	953,353	(585)	8,925	(31,357)	930,336
Municipal	631,223	—	3,846	(35,894)	599,175
Total Fixed Income	$2,374,256	$(594)	$16,702	$(97,986)	$2,292,378

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	December 31, 2021
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$127,752	$—	$6,846	$(44)	$134,554
U.S. agency	30,403	—	2,374	(17)	32,760
Non-U.S. government & agency	8,297	—	338	(154)	8,481
Agency MBS	362,861	—	9,277	(4,951)	367,187
ABS/CMBS/MBS*	264,273	—	2,120	(2,339)	264,054
Corporate	925,394	(441)	37,247	(5,105)	957,095
Municipal	627,287	—	22,750	(4,281)	645,756
Total Fixed Income	$2,346,267	$(441)	$80,952	$(16,891)	$2,409,887

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Allowance for Credit Losses and Unrealized Losses on Fixed Income Securities

A reversable allowance for credit losses is recognized on available-for-sale fixed income securities. Several criteria are reviewed to determine if securities in the fixed income portfolio should be included in the allowance for expected credit loss evaluation, including:

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of March 31, 2022, the discounted cash flow analysis resulted in an allowance for credit losses on 7 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning balance	$441	$397
Increase to allowance from securities for which credit losses were not previously recorded	131	-
Reductions from intent to sell securities	(17)	-
Net increase (decrease) from securities that had an allowance at the beginning of the period	39	(22)
Balance as of March 31,	$594	$375

During 2022, net realized gains included $0.1 million of losses on fixed income securities for which we no longer had the intent to hold until recovery and the cost basis was written down to fair value. No such losses were recognized during the first quarter of 2021.

As of March 31, 2022, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 988 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $98.0 million in associated unrealized losses represents 4.1 percent of the fixed income portfolio’s cost basis and 3.2 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first three months of 2022, as interest rates increased during the period. Of the total 988 securities, 117 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	March 31, 2022			December 31, 2021
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$35,025	$—	$35,025	$2,942	$—	$2,942
Amortized cost	35,535	—	35,535	2,986	—	2,986
Unrealized loss	$(510)	$—	$(510)	$(44)	$—	$(44)
U.S. agency
Fair value	$6,693	$—	$6,693	$1,498	$—	$1,498
Amortized cost	7,028	—	7,028	1,515	—	1,515
Unrealized loss	$(335)	$—	$(335)	$(17)	$—	$(17)
Non-U.S. government
Fair value	$—	$2,653	$2,653	$4,346	$—	$4,346
Amortized cost	—	3,000	3,000	4,500	—	4,500
Unrealized Loss	$—	$(347)	$(347)	$(154)	$—	$(154)
Agency MBS
Fair value	$190,950	$59,572	$250,522	$102,145	$62,669	$164,814
Amortized cost	200,176	66,038	266,214	104,336	65,429	169,765
Unrealized loss	$(9,226)	$(6,466)	$(15,692)	$(2,191)	$(2,760)	$(4,951)
ABS/CMBS/MBS*
Fair value	$218,189	$19,448	$237,637	$150,997	$3,935	$154,932
Amortized cost	230,803	20,685	251,488	153,235	4,036	157,271
Unrealized loss	$(12,614)	$(1,237)	$(13,851)	$(2,238)	$(101)	$(2,339)
Corporate
Fair value	$460,342	$68,905	$529,247	$217,791	$53,818	$271,609
Amortized cost	485,129	75,475	560,604	221,010	55,704	276,714
Unrealized loss	$(24,787)	$(6,570)	$(31,357)	$(3,219)	$(1,886)	$(5,105)
Municipal
Fair value	$350,366	$32,880	$383,246	$162,998	$15,037	$178,035
Amortized cost	380,619	38,521	419,140	166,602	15,714	182,316
Unrealized loss	$(30,253)	$(5,641)	$(35,894)	$(3,604)	$(677)	$(4,281)
Total fixed income
Fair value	$1,261,565	$183,458	$1,445,023	$642,717	$135,459	$778,176
Amortized cost	1,339,290	203,719	1,543,009	654,184	140,883	795,067
Unrealized loss	$(77,725)	$(20,261)	$(97,986)	$(11,467)	$(5,424)	$(16,891)

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at March 31, 2022 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$1,199,156	$1,119,133	$(80,023)	81.7%
2	BBB	Baa	232,808	217,951	(14,857)	15.2%
3	BB	Ba	64,217	62,216	(2,001)	2.0%
4	B	B	45,409	44,376	(1,033)	1.0%
5	CCC	Caa	1,419	1,347	(72)	0.1%
6	CC or lower	Ca or lower	-	-	-	0.0%
		Total	$1,543,009	$1,445,023	$(97,986)	100.0%

Other Invested Assets

We had $52.4 million of other invested assets at March 31, 2022, compared to $50.5 million at December 31, 2021. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $15.8 million at March 31, 2022, compared to $16.6 million at December 31, 2021 and recognized a total tax benefit of $0.9 million during the first quarters of 2022 and 2021. Our unfunded commitment for our LIHTC investments totaled $1.4 million at March 31, 2022 and will be paid out in installments through 2035.

As of March 31, 2022, $59.1 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of March 31, 2022, $50.0 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $30.8 million at March 31, 2022, compared to $28.6 million at December 31, 2021, and we had $6.8 million of associated unfunded commitments at March 31, 2022. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $179.4 million of investments in unconsolidated investees at March 31, 2022, compared to $171.3 million at December 31, 2021. Our investments accounted for under the equity method are primarily related to Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime). At March 31, 2022 our investment in Maui Jim was $119.4 million and our investment in Prime was $49.0 million. Other investments in unconsolidated investees totaled $10.9 million at March 31, 2022 and had unfunded commitments of $10.2 million.

Cash

Cash consists of uninvested balances in bank accounts. We had a cash balance of $72.1 million at March 31, 2022, compared to $88.8 million at December 31, 2021.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first three months of 2022 and 2021:

	For the Three Months
	Ended March 31,
(in thousands)	2022	2021
Unpaid losses and LAE at beginning of year
Gross	$2,043,555	$1,750,049
Ceded	(608,086)	(443,729)
Net	$1,435,469	$1,306,320

Increase (decrease) in incurred losses and LAE
Current accident year	$150,999	$142,013
Prior accident years	(45,475)	(37,121)
Total incurred	$105,524	$104,892

Loss and LAE payments for claims incurred
Current accident year	$(7,875)	$(5,962)
Prior accident years	(82,851)	(64,896)
Total paid	$(90,726)	$(70,858)

Net unpaid losses and LAE at March 31	$1,450,267	$1,340,354

Unpaid losses and LAE at March 31
Gross	$2,081,712	$1,795,275
Ceded	(631,445)	(454,921)
Net	$1,450,267	$1,340,354

For the first three months of 2022, incurred losses and LAE included $45.5 million of favorable development on prior years’ loss reserves. Professional services, general liability, transportation, commercial excess, personal umbrella, marine, commercial property and surety were drivers of the favorable development. No products experienced significant adverse development.

For the first three months of 2021, incurred losses and LAE included $37.1 million of favorable development on prior years’ loss reserves. General liability, transportation, small commercial, professional services, personal umbrella and surety were drivers of the favorable development. No products experienced significant adverse development.

Actuarial models base future emergence on historical experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of March 31, 2022. We expect the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite will be affected as a result of COVID-19 and the related economic impact. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations and changes in settlement trends. Our recorded reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

4. INCOME TAXES

Our effective tax rate for the three months ended March 31, 2022 was 18.1 percent, compared to 18.7 percent for the same period in 2021. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective tax rate was lower for 2022 as lower pretax income increased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three-month periods ended March 31, 2022 and 2021 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended March 31,
	2022		2021
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$12,290	21.0%	$18,865	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(1,414)	(2.4)%	(1,924)	(2.1)%
Tax exempt interest income	(281)	(0.5)%	(319)	(0.4)%
Dividends received deduction	(271)	(0.5)%	(236)	(0.3)%
Investment tax credit	(1,182)	(2.0)%	(801)	(0.9)%
ESOP dividends paid deduction	(130)	(0.2)%	(130)	(0.1)%
Nondeductible expenses	316	0.5%	411	0.5%
Other items, net	1,274	2.2%	956	1.0%
Total tax expense	$10,602	18.1%	$16,822	18.7%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 2,924,420 awards under the 2015 LTIP, including 24,000 thus far in 2022.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $1.5 million in the three-month periods ended March 31, 2022, compared to $1.6 million for the same period in 2021. The total income tax benefit was $0.2 million for the three-month period ended March 31, 2022, compared to $0.3 million for the same period in 2021. Total unrecognized compensation expense relating to outstanding and unvested awards was $5.0 million, which will be recognized over the weighted average vesting period of 2.27 years.

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

The following tables summarize option activity for the three-month period ended March 31, 2022:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2022	1,669,325	$78.63
Options granted	24,000	104.85
Options exercised	(27,180)	59.23
Options canceled/forfeited	(4,280)	84.53
Outstanding options at March 31, 2022	1,661,865	$79.32	4.74	$52,438
Exercisable options at March 31, 2022	785,927	$67.89	3.53	$33,595

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $1.3 million and $6.9 million during the first three months of 2022 and 2021, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2022		2021
Weighted-average fair value of grants	$17.28		$13.82
Risk-free interest rates	1.20%		0.27%
Dividend yield	2.01%		2.30%
Expected volatility	22.79%		22.67%
Expected option life	5.01	years	4.96	years

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

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2022	45,068	$97.67
Reinvested	102	108.75
Forfeited	(692)	94.53
Nonvested at March 31, 2022	44,478	$97.74

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months
Revenues	Ended March 31,
(in thousands)	2022	2021
Casualty	$171,756	$148,770
Property	67,440	51,642
Surety	29,956	28,183
Net premiums earned	$269,152	$228,595
Net investment income	17,883	16,424
Net realized gains	5,588	14,150
Net unrealized gains (losses) on equity securities	(27,810)	28,162
Total consolidated revenue	$264,813	$287,331

Net Earnings
(in thousands)	2022	2021
Casualty	$27,647	$24,867
Property	22,476	(1,005)
Surety	9,355	6,055
Net underwriting income	$59,478	$29,917
Net investment income	17,883	16,424
Net realized gains	5,588	14,150
Net unrealized gains (losses) on equity securities	(27,810)	28,162
General corporate expense and interest on debt	(5,373)	(5,243)
Equity in earnings of unconsolidated investees	8,759	6,424
Earnings before income taxes	$58,525	$89,834
Income tax expense	10,602	16,822
Net earnings	$47,923	$73,012

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months
Net Premiums Earned	Ended March 31,
(in thousands)	2022	2021
Casualty
Commercial excess and personal umbrella	$60,072	$51,554
General liability	23,740	22,407
Commercial transportation	23,628	16,830
Professional services	23,555	21,728
Small commercial	16,645	15,722
Executive products	6,577	5,241
Other casualty	17,539	15,288
Total	$171,756	$148,770
Property
Commercial property	$33,289	$22,712
Marine	26,729	22,958
Specialty personal	5,896	5,034
Other property	1,526	938
Total	$67,440	$51,642
Surety
Commercial	$11,703	$11,013
Miscellaneous	11,353	10,635
Contract	6,900	6,535
Total	$29,956	$28,183
Grand Total	$269,152	$228,595

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2022 and 2021 are as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$1,158	$1,351
Variable lease cost	348	384
Sublease income	(139)	(123)
Total lease cost	$1,367	$1,612

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,322	$1,488

ROU assets obtained in exchange for new operating lease liabilities	$—	$58

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$59

Other non-cash reductions to ROU assets	$73	$—

(in thousands)	March 31, 2022		December 31, 2021
Operating lease ROU assets	$13,620		$14,765
Operating lease liabilities	$15,663		$16,905
Weighted-average remaining lease term - operating leases	4.43	years	4.52	years
Weighted-average discount rate - operating leases	2.01%		2.02%

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

(in thousands)	March 31, 2022
2022	$4,031
2023	4,826
2024	2,844
2025	1,481
2026	884
2027	695
Thereafter	1,587
Total future minimum lease payments	$16,348
Less imputed interest	(685)
Total operating lease liability	$15,663

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by the Company. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2021 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated interim financial statements in this quarterly report on Form 10-Q, and in note 12 to the consolidated financial statements in our 2021 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months
	Ended March 31,
(in thousands)	2022	2021
Net earnings	$47,923	$73,012
Income tax expense	10,602	16,822
Earnings before income taxes	$58,525	$89,834
Equity in earnings of unconsolidated investees	(8,759)	(6,424)
General corporate expenses	3,363	3,342
Interest expense on debt	2,010	1,901
Net unrealized (gains) losses on equity securities	27,810	(28,162)
Net realized gains	(5,588)	(14,150)
Net investment income	(17,883)	(16,424)
Net underwriting income	$59,478	$29,917

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2021 Annual Report on Form 10-K.

There have been no significant changes to critical accounting policies during the year.

IMPACT OF COVID-19

Our processes and controls continue to operate effectively and we have been able to maintain our high service and support levels for our customers throughout the COVID-19 pandemic. As of March 31, 2022, our premium production was unaffected by the direct impacts of the pandemic. However, actuarial models base future emergence on historical experience, with adjustments for current trends, and the appropriateness of these assumptions still involve greater uncertainty. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry experienced new issues throughout the pandemic, including the postponement of civil court cases, the extension of various statutes of limitations and changes in settlement trends. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

We continue to evaluate all aspects of our operations and are making necessary adjustments to manage our business. Our diversified portfolio of products and financial strength have allowed us to remain on solid footing. We believe we have a strong and sustainable underwriting approach that will allow us to weather the economic environment and any remaining uncertainty.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net premiums earned for the Group increased 18 percent, driven by growth from our casualty and property segments, while performance in the equity portfolio varied significantly between the periods. Overall market declines resulted in $27.8 million of unrealized losses on equity securities in the first three months of 2022, while positive market performance resulted in $28.2 million of unrealized gains in our equity portfolio in 2021. Investment income was up 9 percent, due to an increased asset base relative to the prior year. Realized gains during the first three months of 2022 were comprised of $5.9 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $0.1 million of realized losses on the fixed income portfolio and $0.2 million of other realized losses. This compares to $13.1 million of realized gains on the equity portfolio, $1.2 million of realized gains on the fixed income portfolio and $0.1 million of other realized losses for the same period in 2021.

	For the Three Months
	Ended March 31,
Consolidated Revenues (in thousands)	2022	2021
Net premiums earned	$269,152	$228,595
Net investment income	17,883	16,424
Net realized gains	5,588	14,150
Net unrealized gains (losses) on equity securities	(27,810)	28,162
Total consolidated revenue	$264,813	$287,331

Net earnings for the first three months of 2022 totaled $47.9 million, compared to $73.0 million for the same period in 2021. The decrease in earnings for 2022 was primarily attributed to $17.3 million of net after-tax realized and unrealized losses on equity securities, compared to $32.6 million of after-tax realized and unrealized gains in 2021. Underwriting results for 2022 were impacted by $2.0 million of pretax storm losses, compared to $16.0 million of pretax storm losses in the first quarter of 2021. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $45.5 million in the first three months of 2022, compared to $37.1 million in 2021. Pretax bonus and profit sharing-related expenses associated with the net impact of prior years’ reserve development and catastrophe losses totaled $5.7 million in 2022, compared to $3.1 million in 2021. These performance-related expenses affected policy acquisition, insurance operating and general corporate expenses. Bonus and profit-sharing amounts earned by executives, managers and associates are predominantly influenced by corporate performance, including operating earnings, combined ratio and return on capital.

Underwriting income was $59.5 million on a 77.9 combined ratio for the first three months of 2022, compared to $29.9 million on an 86.9 combined ratio in the same period of 2021. The loss ratio decreased to 39.2 from 45.9, due to lower levels of storm losses and a higher level of favorable development in 2022. The Group’s expense ratio decreased to 38.7 from 41.0, with 2022 benefiting from a larger earned premium base.

Our equity in earnings of unconsolidated investees primarily relate to our investments in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. In the first three months of 2022, $6.4 million of investee earnings were recorded for Maui Jim and $2.8 million of investee earnings were recorded for Prime. Comparatively, the first three months of 2021 reflected investee earnings of $3.7 million and $3.7 million from Maui Jim and Prime, respectively.

Comprehensive loss totaled $67.7 million for the first three months of 2022, compared to $28.3 million of comprehensive earnings for the first three months of 2021. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive loss of $115.6 million in the first three months of 2022 was attributable to increased interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $44.7 million of other comprehensive loss was recognized in 2021 as interest rates increased.

Premiums

Gross premiums written for the Group increased $64.3 million for the first three months of 2022 when compared to the same period of 2021. Growth was achieved in all three segments, though the increase was driven by products in the property and casualty segments. Net premiums earned increased $40.6 million, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months Ended March 31,			For the Three Months Ended March 31,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Casualty
Commercial excess and personal umbrella	$77,786	$64,723	20%	$60,072	$51,554	17%
General liability	27,894	23,209	20%	23,740	22,407	6%
Commercial transportation	22,301	16,438	36%	23,628	16,830	40%
Professional services	24,510	22,407	9%	23,555	21,728	8%
Small commercial	18,138	16,378	11%	16,645	15,722	6%
Executive products	20,681	22,770	(9)%	6,577	5,241	25%
Other casualty	24,511	22,971	7%	17,539	15,288	15%
Total	$215,821	$188,896	14%	$171,756	$148,770	15%
Property
Commercial property	$69,080	$40,136	72%	$33,289	$22,712	47%
Marine	32,083	26,853	19%	26,729	22,958	16%
Specialty personal	6,441	5,663	14%	5,896	5,034	17%
Other property	1,994	1,885	6%	1,526	938	63%
Total	$109,598	$74,537	47%	$67,440	$51,642	31%
Surety
Commercial	$12,663	$13,301	(5)%	$11,703	$11,013	6%
Miscellaneous	13,362	11,974	12%	11,353	10,635	7%
Contract	7,715	6,187	25%	6,900	6,535	6%
Total	$33,740	$31,462	7%	$29,956	$28,183	6%
Grand Total	$359,159	$294,895	22%	$269,152	$228,595	18%

Casualty

Gross premiums written for the casualty segment were up $26.9 million in the first three months of 2022. Gross premiums from commercial excess and personal umbrella increased $13.1 million, due to rate increases and an expanded distribution base. Improvements in the construction industry and increases in new projects led to the increase in general liability. Commercial transportation premium increased by $5.9 million, driven by our public transportation line, where customers put vehicles back in service on policies that were suspended throughout the first two years of the pandemic. Executive products was down as a result of the exit from our large account cyber and representations and warranties programs.

Property

Gross premiums written for the property segment were up $35.1 million in the first three months of 2022. Our commercial property business was up $28.9 million, as rates on wind and earthquake exposures continued to increase, building valuations rose and market disruption provided an opportunity to modestly increase market share while strengthening terms and conditions. Rate increases, improved retention and new opportunities in the inland marine space, led to $5.2 million of growth for our marine product.

Surety

Gross premiums written for the surety segment were up $2.3 million for the first three months of 2022. Contract surety benefited from new construction opportunities and larger contract values, driven by the inflation of material prices. The growth in miscellaneous surety is broad based and has been aided by our focus on being easy to do business with and technology.

Underwriting Income

	For the Three Months
	Ended March 31,
	2022	2021
Underwriting Income (Loss) (in thousands)
Casualty	$27,647	$24,867
Property	22,476	(1,005)
Surety	9,355	6,055
Total	$59,478	$29,917

Combined Ratio
Casualty	83.9	83.3
Property	66.7	101.9
Surety	68.8	78.5
Total	77.9	86.9

Casualty

The casualty segment recorded underwriting earnings of $27.6 million in the first three months of 2022, compared to $24.9 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $27.6 million, primarily on accident years 2019 through 2021. Favorable development was widespread, with notable amounts from professional services, general liability, transportation, commercial excess and personal umbrella. In comparison, $28.3 million of reserves were released in the first three months of 2021. General liability, transportation, professional services, small commercial and personal umbrella were drivers of the favorable development. Offsetting the favorable development in 2021, winter storm losses on casualty-oriented package policies that include property coverage resulted in $1.1 million of losses.

The combined ratio for the casualty segment was 83.9 in 2022, compared to 83.3 in 2021. The segment’s loss ratio was 48.8 in 2022, up from 47.2 in 2021. Current accident year losses are slightly improved, but similar levels of reserve releases on a higher earned premium base resulted in a smaller impact to the loss ratio in 2022. The expense ratio for the casualty segment was 35.1, down from 36.1 for the same period last year.

Property

The property segment recorded underwriting earnings of $22.5 million for the first three months of 2022, compared to an underwriting loss of $1.0 million for the same period last year. Underwriting results for 2022 included $13.4 million of favorable development on prior years’ loss and catastrophe reserves across all products and $2.0 million of storm losses. Comparatively, the 2021 underwriting results included $6.1 million of favorable development on prior years’ loss and catastrophe reserves and $14.9 million of storm losses.

Underwriting results for the first three months of 2022 translated into a combined ratio of 66.7, compared to 101.9 for the same period last year. The segment’s loss ratio was 30.2 in 2022, down from 61.3 in 2021, due to lower levels of storm losses and larger reserve releases. The segment’s expense ratio decreased to 36.5 in 2022 from 40.6 in the prior year, with 2022 benefiting from a larger earned premium base.

Surety

The surety segment recorded underwriting income of $9.4 million for the first three months of 2022, compared to $6.1 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2022 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $4.5 million. Comparatively, 2021 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $2.8 million.

The combined ratio for the surety segment totaled 68.8 for the first three months of 2022, compared to 78.5 for the same period in 2021. The segment’s loss ratio was 4.4 in 2022, down from 10.7 in 2021 due to larger reserve releases and improved current accident year losses. The expense ratio was 64.4, down from 67.8 in the prior year, as 2022 had a higher earned premium base.

Investment Income

Our investment portfolio generated net investment income of $17.9 million during the first three months of 2022, an increase of 8.9 percent from that reported for the same period in 2021. The increase in investment income was largely due to an increased asset base relative to the prior year.

Yields on our fixed income investments for the first three months of 2022 and 2021 were as follows:

	2022	2021
Pretax Yield
Taxable	2.70%	2.87%
Tax-Exempt	2.65%	2.63%
After-Tax Yield
Taxable	2.13%	2.27%
Tax-Exempt	2.51%	2.49%

The following table depicts the composition of our investment portfolio at March 31, 2022 as compared to December 31, 2021:

(in thousands)	March 31, 2022		December 31, 2021
Fixed income	$2,292,378	75.8%	$2,409,887	76.2%
Equity securities	608,180	20.1%	613,776	19.4%
Other invested assets	52,406	1.7%	50,501	1.6%
Cash	72,148	2.4%	88,804	2.8%
Total investments and cash	$3,025,112	100.0%	$3,162,968	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio decreased by $117.5 million in the first three months of 2022. The decline was due to increased interest rates, which decreased the fair value of securities held in the fixed income portfolio. Average fixed income duration was 5.0 years at March 31, 2022, reflecting our current liability structure and sound capital position. The equity portfolio decreased by $5.6 million during the first three months of 2022, as equity markets declined over the first quarter of the year.

Income Taxes

Our effective tax rate for the first three months of 2022 was 18.1 percent, compared to 18.7 percent for the same period in 2021. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was lower for the first three months of 2022, as lower pretax income increased the percentage impact of tax-favored adjustments.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2022 and 2021:

(in thousands)	2022	2021
Operating cash flows	$39,014	$60,287
Investing cash flows	(45,897)	(16,544)
Financing cash flows	(9,773)	(11,025)
Total	$(16,656)	$32,718

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first three months of 2022 benefited from increased premium receipts relative to the first three months of 2021, but were offset by increased levels of loss and settlement expense payments. Additionally, improved financial performance in 2021 resulted in a higher level of bonus and profit-sharing contributions that were paid in the first quarter of 2022, which also reduced operating cash flows in the current period.

We have $199.7 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior notes at March 31, 2022 was $154.5 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities. Additionally, RLI Insurance Company borrowed $50.0 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 10, 2021. The borrowing matures on November 10, 2023 and has an option to be paid off early on November 10, 2022. Interest is paid monthly at an annualized rate of 0.84 percent.

As of March 31, 2022, we had cash and other investments maturing within one year of approximately $117.2 million and an additional $686.4 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during the first quarter of 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. As of and during the three-month period ended March 31, 2022, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of March 31, 2022, $59.1 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at March 31, 2022 have decreased $137.9 million from December 31, 2021. As of March 31, 2022, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$130,830	$131,634	$804	4.4%	AAA
U.S. agency	30,386	30,885	499	1.0%	AAA
Non-U.S. government & agency	6,797	6,585	(212)	0.2%	BBB+
Agency MBS	348,318	334,097	(14,221)	11.0%	AAA
ABS/CMBS/MBS**	273,349	259,666	(13,683)	8.6%	AA+
Corporate	953,353	930,336	(23,017)	30.8%	BBB+
Municipal	631,223	599,175	(32,048)	19.8%	AA
Total fixed income	$2,374,256	$2,292,378	$(81,878)	75.8%	AA-
Equity	347,354	608,180	260,826	20.1%
Other invested assets	45,701	52,406	6,705	1.7%
Cash	72,148	72,148	—	2.4%
Total portfolio	$2,839,459	$3,025,112	$185,653	100.0%

*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of March 31, 2022, our fixed income portfolio had the following rating distribution:

AAA	35.5%
AA	22.3%
A	19.7%
BBB	13.2%
BB	3.9%
B	2.4%
CCC	0.1%
NR	2.9%
Total	100.0%

As of March 31, 2022, our fixed income portfolio remained well diversified, with 1,586 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of March 31, 2022, we had $124.7 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of March 31, 2022, we had $135.0 million in commercial mortgage-backed securities and $334.1 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 8.6 percent of our investment portfolio at quarter end.

We had $930.3 million in corporate fixed income securities as of March 31, 2022, which includes $110.1 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 56 percent taxable securities and 44 percent tax-exempt securities. Approximately 91 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of March 31, 2022, our equity portfolio had a dividend yield of 1.8 percent, compared to 1.4 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 85 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $179.4 million of investments in unconsolidated investees at March 31, 2022, compared to $171.3 million at December 31, 2021. At March 31, 2022 our investment in Maui Jim was $119.4 million and our investment in Prime was $49.0 million. During the first quarter, we announced that we have agreed to sell our minority interest in Maui Jim. Our net after-tax purchase price proceeds from the sale will be approximately $500 million, with the final proceeds to be determined at closing, based on adjustments to the purchase price for working capital and other items. A successful completion of the sale will result in capital generated to our benefit. As always, our top priority is to ensure we have adequate capital to support our business. However, we have demonstrated discipline in returning capital to shareholders if it exceeds our near-term needs.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2022, our capital structure consisted of $199.7 million in long-term debt and $1.2 billion of shareholders’ equity. Debt outstanding comprised 14.8 percent of total capital as of March 31, 2022. Interest and fees on debt obligations totaled $2.0 million for the first three months of 2022, compared to $1.9 million during the same period of 2021. We incurred interest expense on debt at an average annual interest rate of 3.89 percent during the first three months of 2022, compared to 4.91 percent for the same time period during 2021.

We paid a regular quarterly cash dividend of $0.25 per share on March 18, 2022, the same amount as the prior quarter. We have increased dividends in each of the last 46 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2022, our holding company had $1.2 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $81.2 million in liquid assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first three months of 2022, RLI Ins. paid $13.0 million in ordinary dividends to RLI Corp. In 2021, our principal insurance subsidiary paid ordinary dividends totaling $70.0 million and extraordinary dividends totaling $110.0 million. As of March 31, 2022, $38.1 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of AA-, with 78 percent rated A or better by at least two nationally recognized rating organizations.

On an overall basis, our exposure to market risk has not significantly changed from that reported in our 2021 Annual Report on Form 10-K.

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

Items 2(a) and (b) are not applicable.

In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2022. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 3.	Defaults Upon Senior Securities - Not Applicable.

Item 4.	Mine Safety Disclosures - Not Applicable.

Item 5.	Other Information - Not Applicable.

Item 6.	Exhibits

Exhibit No.	Description of Document	Reference

10.1	Share Purchase Agreement with Respect to Sale of Shares in Maui Jim, Inc.*	Attached as Exhibit 10.1.

10.2	Stockholder Non-Competition and Non-Solicitation Agreement with Respect to Sale of Shares in Maui Jim, Inc.	Attached as Exhibit 10.2.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.2.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.1.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.2.

101	iXBRL-Related Documents	Attached as Exhibit 101.

104	Cover Page Interactive Data File	Embedded in Inline XBRL and contained in Exhibit 101.

*Certain exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Todd W. Bryant
Todd W. Bryant
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: April 22, 2022