Form 10-Q
period 2022-06-30
RLI CORP
filed 2022-07-22
CIK 84246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 14, 2022, the number of shares outstanding of the registrant’s Common Stock was 45,368,804.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net premiums earned	$282,810	$241,000	$551,962	$469,595
Net investment income	18,472	16,661	36,355	33,085
Net realized gains	12,804	36,463	18,392	50,613
Net unrealized gains (losses) on equity securities	(100,994)	3,956	(128,804)	32,118
Consolidated revenue	$213,092	$298,080	$477,905	$585,411
Losses and settlement expenses	117,914	107,026	223,438	211,918
Policy acquisition costs	89,615	77,235	174,902	152,225
Insurance operating expenses	19,325	20,148	38,188	38,944
Interest expense on debt	2,011	1,904	4,021	3,805
General corporate expenses	2,435	3,686	5,798	7,028
Total expenses	$231,300	$209,999	$446,347	$413,920
Equity in earnings of unconsolidated investees	11,654	13,940	20,413	20,364
Earnings (loss) before income taxes	$(6,554)	$102,021	$51,971	$191,855
Income tax expense (benefit)	(4,315)	20,206	6,287	37,028
Net earnings (loss)	$(2,239)	$81,815	$45,684	$154,827

Other comprehensive earnings (loss), net of tax	(97,563)	15,177	(213,144)	(29,570)
Comprehensive earnings (loss)	$(99,802)	$96,992	$(167,460)	$125,257

Basic net earnings (loss) per share	$(0.05)	$1.81	$1.01	$3.43
Diluted net earnings (loss) per share	$(0.05)	$1.79	$1.00	$3.39

Weighted average number of common shares outstanding:
Basic	45,354	45,226	45,330	45,202
Diluted	45,354	45,715	45,748	45,703

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,280,909	$2,409,887
(amortized cost of $2,480,480 and allowance for credit losses of $292 at 6/30/22)
(amortized cost of $2,346,267 and allowance for credit losses of $441 at 12/31/21)
Equity securities, at fair value (cost - $327,246 at 6/30/22 and $324,501 at 12/31/21)	487,995	613,776
Other invested assets	51,018	50,501
Cash	113,044	88,804
Total investments and cash	$2,932,966	$3,162,968
Accrued investment income	18,465	17,505
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $18,193 at 6/30/22 and $18,067 at 12/31/21	191,391	167,279
Ceded unearned premium	132,417	130,916
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,949 at 6/30/22 and $11,188 at 12/31/21	666,730	608,086
Deferred policy acquisition costs	123,055	103,553
Property and equipment, at cost, net of accumulated depreciation of $71,680 at 6/30/22 and $75,236 at 12/31/21	50,955	52,161
Investment in unconsolidated investees	187,310	171,311
Goodwill and intangibles	53,562	53,562
Other assets	44,912	40,961
TOTAL ASSETS	$4,401,763	$4,508,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,150,519	$2,043,555
Unearned premiums	754,192	680,444
Reinsurance balances payable	39,291	42,851
Funds held	101,983	89,773
Income taxes-deferred	2,389	83,509
Bonds payable, long-term debt	199,769	199,676
Accrued expenses	68,052	98,274
Other liabilities	41,380	40,859
TOTAL LIABILITIES	$3,357,575	$3,278,941

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,299,018 shares issued, 45,368,804 shares outstanding at 6/30/22)
(68,219,551 shares issued, 45,289,337 shares outstanding at 12/31/21)	$683	$682
Paid-in capital	349,161	343,742
Accumulated other comprehensive earnings (loss)	(163,318)	49,826
Retained earnings	1,250,661	1,228,110
Deferred compensation	8,945	9,642
Less: Treasury shares, at cost (22,930,214 shares at 6/30/22 and 12/31/21)	(401,944)	(402,641)
TOTAL SHAREHOLDERS’ EQUITY	$1,044,188	$1,229,361
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,401,763	$4,508,302

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2021	45,142,580	$1,135,978	$681	$335,365	$108,714	$1,084,217	$8,292	$(401,291)
Net earnings (loss)	—	73,012	—	—	—	73,012	—	—
Other comprehensive earnings (loss), net of tax	—	(44,747)	—	—	(44,747)	—	—	—
Deferred compensation	—	—	—	—	—	—	(366)	366
Share-based compensation	60,858	1,392	—	1,392	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,849)	—	—	—	(10,849)	—	—
Balance, March 31, 2021	45,203,438	$1,154,786	$681	$336,757	$63,967	$1,146,380	$7,926	$(400,925)
Net earnings (loss)	—	81,815	—	—	—	81,815	—	—
Other comprehensive earnings (loss), net of tax	—	15,177	—	—	15,177	—	—	—
Deferred compensation	—	—	—	—	—	—	325	(325)
Share-based compensation	19,905	1,343	1	1,342	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,318)	—	—	—	(11,318)	—	—
Balance, June 30, 2021	45,223,343	$1,241,803	$682	$338,099	$79,144	$1,216,877	$8,251	$(401,250)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2022	45,289,337	$1,229,361	$682	$343,742	$49,826	$1,228,110	$9,642	$(402,641)
Net earnings (loss)	—	47,923	—	—	—	47,923	—	—
Other comprehensive earnings (loss), net of tax	—	(115,581)	—	—	(115,581)	—	—	—
Deferred compensation	—	—	—	—	—	—	(973)	973
Share-based compensation	26,605	3,049	—	3,049	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,330)	—	—	—	(11,330)	—	—
Balance, March 31, 2022	45,315,942	$1,153,422	$682	$346,791	$(65,755)	$1,264,703	$8,669	$(401,668)
Net earnings (loss)	—	(2,239)	—	—	—	(2,239)	—	—
Other comprehensive earnings (loss), net of tax	—	(97,563)	—	—	(97,563)	—	—	—
Deferred compensation	—	—	—	—	—	—	276	(276)
Share-based compensation	52,862	2,371	1	2,370	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,803)	—	—	—	(11,803)	—	—
Balance, June 30, 2022	45,368,804	$1,044,188	$683	$349,161	$(163,318)	$1,250,661	$8,945	$(401,944)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$170,645	$164,509
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(292,056)	$(376,690)
Equity securities	(36,605)	(110,148)
Property and equipment	(3,024)	(3,188)
Other	(6,326)	(8,638)
Proceeds from sale of:
Fixed income securities, available-for-sale	20,892	31,808
Equity securities	53,525	152,170
Other	1,172	1,110
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	137,476	204,960
Net cash used in investing activities	$(124,946)	$(108,616)
Cash Flows from Financing Activities
Cash dividends paid	$(23,115)	$(22,144)
Proceeds from (payments related to) stock option exercises	1,656	(509)
Net cash used in financing activities	$(21,459)	$(22,653)
Net increase (decrease) in cash	$24,240	$33,240
Cash at the beginning of the period	88,804	62,217
Cash at June 30	$113,044	$95,457

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2021 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2022 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

C. PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of June 30, 2022.

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

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $16.1 million and $10.9 million, respectively, at June 30, 2022. At December 31, 2021, the amounts were $16.1 million and $11.2 million, respectively. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first six months of 2022 and less than $0.1 million was recovered. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at June 30, 2022 and December 31, 2021 is detailed in the following table:

	June 30,	December 31,
(in thousands)	2022	2021
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Intangibles
Indefinite-lived intangibles - state insurance licenses	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2022. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of June 30, 2022 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended June 30, 2022			Ended June 30, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings (loss) available to common shareholders	$(2,239)	45,354	$(0.05)	$81,815	45,226	$1.81
Effect of Dilutive Securities
Stock options and restricted stock units	—	—		—	489
Diluted EPS
Earnings (loss) available to common shareholders	$(2,239)	45,354	$(0.05)	$81,815	45,715	$1.79
Anti-dilutive securities excluded from diluted EPS		736			169

	For the Six Months			For the Six Months
	Ended June 30, 2022			Ended June 30, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings (loss) available to common shareholders	$45,684	45,330	$1.01	$154,827	45,202	$3.43
Effect of Dilutive Securities
Stock options and restricted stock units	—	418		—	501
Diluted EPS
Earnings (loss) available to common shareholders	$45,684	45,748	$1.00	$154,827	45,703	$3.39
Anti-dilutive securities excluded from diluted EPS		436			169

G. COMPREHENSIVE EARNINGS (LOSS)

Our comprehensive earnings (loss) include net earnings (loss) plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings (loss), we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $25.9 million for the second quarter of 2022, compared to $4.0 million of tax expense for the same period in 2021. For the six-month period ended June 30, 2022, other comprehensive earnings (loss) is net of tax benefit of $56.7 million, compared to $7.9 million for the same period in 2021.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $213.1 million for the first six months of 2022, compared to $29.6 million during the same period last year. The unrealized losses were attributable to increased interest rates in both periods, which decreased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2022	2021	2022	2021
Beginning balance	$(65,755)	$63,967	$49,826	$108,714
Other comprehensive earnings (loss) before reclassifications	(97,894)	15,601	(213,636)	(28,194)
Amounts reclassified from accumulated other comprehensive earnings	331	(424)	492	(1,376)
Net current-period other comprehensive earnings (loss)	$(97,563)	$15,177	$(213,144)	$(29,570)
Ending balance	$(163,318)	$79,144	$(163,318)	$79,144
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$1,083	$321

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months		For the Six Months
Component of Accumulated	Ended June 30,		Ended June 30,		Affected line item in the
Other Comprehensive Earnings (Loss)	2022	2021	2022	2021	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(722)	$366	$(772)	$1,549	Net realized gains (losses)
	303	171	149	193	Credit gains presented within net realized gains
	$(419)	$537	$(623)	$1,742	Earnings (loss) before income taxes
	88	(113)	131	(366)	Income tax (expense) benefit
	$(331)	$424	$(492)	$1,376	Net earnings (loss)

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

Equity Securities: As of June 30, 2022, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs are classified as Level 2. Pricing for one equity security not traded on an exchange relies on one or more unobservable inputs and is classified as Level 3.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy.

I. RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy, including inflation; rising interest rates; volatile equity markets; and ongoing supply chain disruptions, could lower demand for our insurance products, result in increased levels of loss costs that we could not anticipate at the time we priced our coverages, or negatively impact our investment results, all of which could have an adverse effect on the profitability of our operations. The COVID-19 pandemic may result in significant disruptions in economic activity and financial markets or exacerbate the impact of other economic trends. The cumulative effects of any public health outbreak could reduce demand for our insurance policies; result in increased level of losses, settlement expenses or other operating costs; reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill.

Catastrophe Exposures

Our catastrophe reinsurance treaty renewed on January 1, 2022. We purchased limits of $600 million in excess of $25 million first-dollar retention for earthquakes in California, $625 million in excess of $25 million first-dollar retention for earthquakes outside of California and $475 million in excess of $25 million first-dollar retention for all other perils, including wind. These amounts are subject to certain co-participations by the Company on losses in excess of the $25 million retentions. On May 1, 2022, we purchased $150 million of additional catastrophe reinsurance protection on top of the previously described coverage. This increases the limits to $750 million for earthquakes in California, $775 million for earthquakes outside of California and $625 million for all other perils, including wind, all of which are still subject to $25 million first-dollar retentions and certain co-participations in excess of the retentions.

2. INVESTMENTS

Our investments are primarily composed of fixed income debt securities and common stock equity securities. We carry our equity securities at fair value and categorize all of our debt securities as available-for-sale, which are carried at fair value.

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the six-month periods ended June 30, 2022 and 2021:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2022
Fixed income securities - available-for-sale	$19,390	$215	$(432)	$(217)
Equity securities	53,525	19,244	(15)	19,229
2021
Fixed income securities - available-for-sale	$31,928	$1,252	$(46)	$1,206
Equity securities	152,170	50,656	(1,784)	48,872

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2022
Fixed income securities - available-for-sale	$137,499	$76	$(55)	$21
2021
Fixed income securities - available-for-sale	$204,960	$406	$(63)	$343

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized below:

	As of June 30, 2022
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$181,678	$—	$181,678
U.S. agency	—	33,573	—	33,573
Non-U.S. government & agency	—	6,068	—	6,068
Agency MBS	—	312,721	—	312,721
ABS/CMBS/MBS*	—	246,345	—	246,345
Corporate	—	886,114	55,615	941,729
Municipal	—	558,795	—	558,795
Total fixed income securities - available-for-sale	$—	$2,225,294	$55,615	$2,280,909
Equity securities	486,780	42	1,173	487,995
Total	$486,780	$2,225,336	$56,788	$2,768,904

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	As of December 31, 2021
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$134,554	$—	$134,554
U.S. agency	—	32,760	—	32,760
Non-U.S. government & agency	—	8,481	—	8,481
Agency MBS	—	367,187	—	367,187
ABS/CMBS/MBS*	—	264,054	—	264,054
Corporate	—	913,577	43,518	957,095
Municipal	—	645,756	—	645,756
Total fixed income securities - available-for-sale	$—	$2,366,369	$43,518	$2,409,887
Equity securities	613,712	64	—	613,776
Total	$613,712	$2,366,433	$43,518	$3,023,663

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2022	$43,518
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(506)
Net realized gains	(433)
Included in other comprehensive earnings (loss)	(6,623)
Total net realized and unrealized gains (losses)	$(7,562)
Purchases	21,701
Transfers out of Level 3	(869)
Balance as of June 30, 2022	$56,788
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(433)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(6,623)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of June 30, 2022 were as follows:

	June 30, 2022
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$48,305	$48,372
Due after one year through five years	790,904	765,266
Due after five years through 10 years	516,860	477,956
Due after 10 years	514,144	430,249
ABS/CMBS/MBS*	610,267	559,066
Total available-for-sale	$2,480,480	$2,280,909

*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at June 30, 2022 and December 31, 2021 are presented in the tables below. Amortized cost does not include the $17.5 million and $16.4 million of accrued interest receivable as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$183,368	$—	$220	$(1,910)	$181,678
U.S. agency	34,220	—	190	(837)	33,573
Non-U.S. government & agency	6,797	—	-	(729)	6,068
Agency MBS	338,639	—	591	(26,509)	312,721
ABS/CMBS/MBS*	271,628	(10)	82	(25,355)	246,345
Corporate	1,011,726	(282)	428	(70,143)	941,729
Municipal	634,102	—	1,860	(77,167)	558,795
Total Fixed Income	$2,480,480	$(292)	$3,371	$(202,650)	$2,280,909

	December 31, 2021
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$127,752	$—	$6,846	$(44)	$134,554
U.S. agency	30,403	—	2,374	(17)	32,760
Non-U.S. government & agency	8,297	—	338	(154)	8,481
Agency MBS	362,861	—	9,277	(4,951)	367,187
ABS/CMBS/MBS*	264,273	—	2,120	(2,339)	264,054
Corporate	925,394	(441)	37,247	(5,105)	957,095
Municipal	627,287	—	22,750	(4,281)	645,756
Total Fixed Income	$2,346,267	$(441)	$80,952	$(16,891)	$2,409,887

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of June 30, 2022, the discounted cash flow analysis resulted in an allowance for credit losses on 14 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$594	$375	$441	$397
Increase to allowance from securities for which credit losses were not previously recorded	149	-	223	-
Reduction from securities sold during the period	(433)	-	(433)
Reductions from intent to sell securities	-	-	(17)	-
Net increase (decrease) from securities that had an allowance at the beginning of the period	(18)	(171)	78	(193)
Balance as of June 30,	$292	$204	$292	$204

During 2022, net realized gains included $0.1 million of losses on fixed income securities for which we no longer had the intent to hold until recovery and the cost basis was written down to fair value. No such losses were recognized during the first six months of 2021.

As of June 30, 2022, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,341 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $202.7 million in associated unrealized losses represents 8.2 percent of the fixed income portfolio’s cost basis and 6.9 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first six months of 2022, as interest rates increased during the period. Of the total 1,341 securities, 133 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	June 30, 2022			December 31, 2021
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$142,944	$—	$142,944	$2,942	$—	$2,942
Amortized cost	144,854	—	144,854	2,986	—	2,986
Unrealized loss	$(1,910)	$—	$(1,910)	$(44)	$—	$(44)
U.S. agency
Fair value	$15,788	$—	$15,788	$1,498	$—	$1,498
Amortized cost	16,625	—	16,625	1,515	—	1,515
Unrealized loss	$(837)	$—	$(837)	$(17)	$—	$(17)
Non-U.S. government
Fair value	$3,731	$2,337	$6,068	$4,346	$—	$4,346
Amortized cost	3,797	3,000	6,797	4,500	—	4,500
Unrealized Loss	$(66)	$(663)	$(729)	$(154)	$—	$(154)
Agency MBS
Fair value	$221,563	$68,070	$289,633	$102,145	$62,669	$164,814
Amortized cost	236,671	79,471	316,142	104,336	65,429	169,765
Unrealized loss	$(15,108)	$(11,401)	$(26,509)	$(2,191)	$(2,760)	$(4,951)
ABS/CMBS/MBS*
Fair value	$214,266	$22,312	$236,578	$150,997	$3,935	$154,932
Amortized cost	236,298	25,635	261,933	153,235	4,036	157,271
Unrealized loss	$(22,032)	$(3,323)	$(25,355)	$(2,238)	$(101)	$(2,339)
Corporate
Fair value	$762,770	$78,901	$841,671	$217,791	$53,818	$271,609
Amortized cost	821,145	90,669	911,814	221,010	55,704	276,714
Unrealized loss	$(58,375)	$(11,768)	$(70,143)	$(3,219)	$(1,886)	$(5,105)
Municipal
Fair value	$387,833	$30,986	$418,819	$162,998	$15,037	$178,035
Amortized cost	454,930	41,056	495,986	166,602	15,714	182,316
Unrealized loss	$(67,097)	$(10,070)	$(77,167)	$(3,604)	$(677)	$(4,281)
Total fixed income
Fair value	$1,748,895	$202,606	$1,951,501	$642,717	$135,459	$778,176
Amortized cost	1,914,320	239,831	2,154,151	654,184	140,883	795,067
Unrealized loss	$(165,425)	$(37,225)	$(202,650)	$(11,467)	$(5,424)	$(16,891)

*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at June 30, 2022 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$1,658,961	$1,499,693	$(159,268)	78.6%
2	BBB	Baa	350,114	319,538	(30,576)	15.1%
3	BB	Ba	86,132	78,065	(8,067)	4.0%
4	B	B	56,650	52,186	(4,464)	2.2%
5	CCC	Caa	2,294	2,019	(275)	0.1%
6	CC or lower	Ca or lower	-	-	-	0.0%
		Total	$2,154,151	$1,951,501	$(202,650)	100.0%

Other Invested Assets

We had $51.0 million of other invested assets at June 30, 2022, compared to $50.5 million at December 31, 2021. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $15.1 million at June 30, 2022, compared to $16.6 million at December 31, 2021, and recognized a total tax benefit of $0.9 million during the second quarters of 2022 and 2021. For the six-months ended June 30, 2022, our LIHTC interests recognized a total benefit of $1.7 million, compared to $1.8 million for the same period in 2021. Our unfunded commitment for our LIHTC investments totaled $1.3 million at June 30, 2022 and will be paid out in installments through 2035.

As of June 30, 2022, $58.2 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of June 30, 2022, $50.0 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $30.3 million at June 30, 2022, compared to $28.6 million at December 31, 2021, and we had $5.9 million of associated unfunded commitments at June 30, 2022. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $187.3 million of investments in unconsolidated investees at June 30, 2022, compared to $171.3 million at December 31, 2021. Our investments accounted for under the equity method are primarily related to Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime). At June 30, 2022 our investment in Maui Jim was $127.4 million and our investment in Prime was $47.6 million. Other investments in unconsolidated investees totaled $12.3 million at June 30, 2022 and had unfunded commitments of $8.6 million.

Cash

Cash consists of uninvested balances in bank accounts. We had a cash balance of $113.0 million at June 30, 2022, compared to $88.8 million at December 31, 2021.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first six months of 2022 and 2021:

	For the Six Months
	Ended June 30,
(in thousands)	2022	2021
Unpaid losses and LAE at beginning of year
Gross	$2,043,555	$1,750,049
Ceded	(608,086)	(443,729)
Net	$1,435,469	$1,306,320

Increase (decrease) in incurred losses and LAE
Current accident year	$293,158	$279,380
Prior accident years	(69,720)	(67,462)
Total incurred	$223,438	$211,918

Loss and LAE payments for claims incurred
Current accident year	$(21,628)	$(28,991)
Prior accident years	(153,490)	(116,723)
Total paid	$(175,118)	$(145,714)

Net unpaid losses and LAE at June 30	$1,483,789	$1,372,524

Unpaid losses and LAE at June 30
Gross	$2,150,519	$1,917,609
Ceded	(666,730)	(545,085)
Net	$1,483,789	$1,372,524

For the first six months of 2022, incurred losses and LAE included $69.7 million of favorable development on prior years’ loss reserves. General liability, professional services, transportation, marine and surety were drivers of the favorable development. No products experienced significant adverse development.

For the first six months of 2021, incurred losses and LAE included $67.5 million of favorable development on prior years’ loss reserves. General liability, transportation, professional services, small commercial, personal umbrella and marine were drivers of the favorable development. No products experienced significant adverse development.

Actuarial models base future emergence on historical experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of June 30, 2022. We expect the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite will be affected as a result of COVID-19 and the related economic impact. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations and changes in settlement trends. Our recorded reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

4. INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2022 was 65.8 percent and 12.1 percent, respectively, compared to 19.8 percent and 19.3 percent, respectively, for the same period in 2021. Effective rates are dependent upon components of pretax earnings and the related tax effects. Tax-favored adjustments acting on a pretax loss, caused by unrealized losses on the equity portfolio, resulted in a higher effective tax rate for the second quarter of 2022. The effective tax rate was lower for the six-month period in 2022, as lower pretax income increased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three and six-month periods ended June 30, 2022 and 2021 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$(1,376)	21.0%	$21,424	21.0%	$10,914	21.0%	$40,290	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(761)	11.6%	(270)	(0.3)%	(2,175)	(4.2)%	(2,194)	(1.1)%
Tax exempt interest income	(288)	4.4%	(310)	(0.3)%	(570)	(1.1)%	(629)	(0.3)%
Dividends received deduction	(163)	2.5%	(248)	(0.2)%	(434)	(0.8)%	(484)	(0.3)%
Investment tax credit	(1,182)	18.0%	(801)	(0.8)%	(2,363)	(4.5)%	(1,603)	(0.8)%
ESOP dividends paid deduction	(138)	2.1%	(137)	(0.1)%	(268)	(0.5)%	(267)	(0.1)%
Nondeductible expenses	258	(3.9)%	826	0.8%	574	1.1%	1,237	0.6%
Other items, net	(665)	10.1%	(278)	(0.3)%	609	1.1%	678	0.3%
Total tax expense	$(4,315)	65.8%	$20,206	19.8%	$6,287	12.1%	$37,028	19.3%

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 3,213,225 awards under the 2015 LTIP, including 312,805 thus far in 2022.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2.3 million and $3.7 million in the three and six-month periods ended June 30, 2022, respectively, compared to $1.7 million and $3.2 million, respectively, for the same period in 2021. The total income tax benefit was $0.4 million and $0.6 million for the three and six-month periods ended June 30, 2022, compared to $0.3 million and $0.5 million, respectively, for the same period in 2021. Total unrecognized compensation expense relating to outstanding and unvested awards was $10.1 million, which will be recognized over the weighted average vesting period of 2.27 years.

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

The following tables summarize option activity for the six-month period ended June 30, 2022:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2022	1,669,325	$78.63
Options granted	296,100	115.65
Options exercised	(88,047)	59.38
Options canceled/forfeited	(7,590)	90.80
Outstanding options at June 30, 2022	1,869,788	$85.35	5.06	$58,408
Exercisable options at June 30, 2022	905,015	$69.91	3.58	$42,245

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $5.0 million and $7.3 million during the first six months of 2022 and 2021, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2022		2021
Weighted-average fair value of grants	$21.05		$17.00
Risk-free interest rates	2.84%		0.69%
Dividend yield	2.50%		2.07%
Expected volatility	22.89%		22.73%
Expected option life	5.06	years	4.97	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $2.5 million and $2.2 million during the first six months of 2022 and 2021, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2022	45,068	$97.67
Granted	16,705	116.60
Reinvested	197	108.86
Vested	(21,380)	93.07
Forfeited	(1,030)	96.30
Nonvested at June 30, 2022	39,560	$108.24

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months		For the Six Months
Revenues	Ended June 30,		Ended June 30,
(in thousands)	2022	2021	2022	2021
Casualty	$177,123	$156,195	$348,879	$304,965
Property	74,690	55,865	142,130	107,507
Surety	30,997	28,940	60,953	57,123
Net premiums earned	$282,810	$241,000	$551,962	$469,595
Net investment income	18,472	16,661	36,355	33,085
Net realized gains	12,804	36,463	18,392	50,613
Net unrealized gains (losses) on equity securities	(100,994)	3,956	(128,804)	32,118
Total consolidated revenue	$213,092	$298,080	$477,905	$585,411

Net Earnings
(in thousands)	2022	2021	2022	2021
Casualty	$21,442	$26,438	$49,089	$51,305
Property	26,105	8,879	48,581	7,874
Surety	8,409	1,274	17,764	7,329
Net underwriting income	$55,956	$36,591	$115,434	$66,508
Net investment income	18,472	16,661	36,355	33,085
Net realized gains	12,804	36,463	18,392	50,613
Net unrealized gains (losses) on equity securities	(100,994)	3,956	(128,804)	32,118
General corporate expense and interest on debt	(4,446)	(5,590)	(9,819)	(10,833)
Equity in earnings of unconsolidated investees	11,654	13,940	20,413	20,364
Earnings (loss) before income taxes	$(6,554)	$102,021	$51,971	$191,855
Income tax expense (benefit)	(4,315)	20,206	6,287	37,028
Net earnings (loss)	$(2,239)	$81,815	$45,684	$154,827

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Six Months
Net Premiums Earned	Ended June 30,		Ended June 30,
(in thousands)	2022	2021	2022	2021
Casualty
Commercial excess and personal umbrella	$62,463	$53,448	$122,535	$105,002
General liability	25,106	22,053	48,846	44,460
Commercial transportation	23,941	21,525	47,569	38,355
Professional services	23,861	21,966	47,416	43,694
Small commercial	16,813	16,279	33,458	32,001
Executive products	7,075	5,083	13,652	10,324
Other casualty	17,864	15,841	35,403	31,129
Total	$177,123	$156,195	$348,879	$304,965
Property
Commercial property	$38,929	$25,093	$72,218	$47,805
Marine	28,178	24,363	54,907	47,321
Specialty personal	6,100	5,264	11,996	10,298
Other property	1,483	1,145	3,009	2,083
Total	$74,690	$55,865	$142,130	$107,507
Surety
Commercial	$11,663	$11,040	$23,366	$22,053
Miscellaneous	11,587	10,845	22,940	21,480
Contract	7,747	7,055	14,647	13,590
Total	$30,997	$28,940	$60,953	$57,123
Grand Total	$282,810	$241,000	$551,962	$469,595

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three and six-month periods ended June 30, 2022 and 2021 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,256	$1,328	$2,414	$2,679
Variable lease cost	349	357	695	741
Sublease income	(139)	(123)	(277)	(246)
Total lease cost	$1,466	$1,562	$2,832	$3,174

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,278	$1,477	$2,600	$2,965

ROU assets obtained in exchange for new operating lease liabilities	$2,431	$206	$2,431	$265

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$1,191	$—	$1,250

Other non-cash reductions to ROU assets	$—	$—	$73	$—

(in thousands)	June 30, 2022		December 31, 2021
Operating lease ROU assets	$14,881		$14,765
Operating lease liabilities	$16,902		$16,905
Weighted-average remaining lease term - operating leases	4.40	years	4.52	years
Weighted-average discount rate - operating leases	2.08%		2.02%

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

(in thousands)	June 30, 2022
2022	$2,778
2023	5,529
2024	3,552
2025	2,138
2026	1,285
2027	826
Thereafter	1,589
Total future minimum lease payments	$17,697
Less imputed interest	(795)
Total operating lease liability	$16,902

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires, hurricanes and other storms. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast, and wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We seek to limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout insurance cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2022	2021	2022	2021
Net earnings (loss)	$(2,239)	$81,815	$45,684	$154,827
Income tax expense (benefit)	(4,315)	20,206	6,287	37,028
Earnings (loss) before income taxes	$(6,554)	$102,021	$51,971	$191,855
Equity in earnings of unconsolidated investees	(11,654)	(13,940)	(20,413)	(20,364)
General corporate expenses	2,435	3,686	5,798	7,028
Interest expense on debt	2,011	1,904	4,021	3,805
Net unrealized (gains) losses on equity securities	100,994	(3,956)	128,804	(32,118)
Net realized gains	(12,804)	(36,463)	(18,392)	(50,613)
Net investment income	(18,472)	(16,661)	(36,355)	(33,085)
Net underwriting income	$55,956	$36,591	$115,434	$66,508

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

IMPACT OF COVID-19

Our processes and controls continue to operate effectively and we have been able to maintain our high service and support levels for our customers throughout the COVID-19 pandemic. As of June 30, 2022, our premium production was unaffected by the direct impacts of the pandemic. However, actuarial models base future emergence on historical experience, with adjustments for current trends, and the appropriateness of these assumptions still involves greater uncertainty. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry experienced new issues throughout the pandemic, including the postponement of civil court cases, the extension of various statutes of limitations and changes in settlement trends. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

We continue to evaluate all aspects of our operations and are making necessary adjustments to manage our business. Our diversified portfolio of products and financial strength have allowed us to remain on solid footing. We believe we have a strong and sustainable underwriting approach that will allow us to weather the economic environment and any remaining uncertainty.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net premiums earned for the Group increased 18 percent, driven by growth from our casualty and property segments. Overall market declines resulted in $128.8 million of unrealized losses on equity securities in the first six months of 2022, while positive market performance resulted in $32.1 million of unrealized gains in our equity portfolio in 2021. Investment income was up 10 percent, due to an increased average asset base relative to the prior year. Realized gains during the first six months of 2022 were comprised of $19.2 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $0.8 million of realized losses on the fixed income portfolio and less than $0.1 million of other realized loss. This compares to $48.9 million of realized gains on the equity portfolio, $1.5 million of realized gains on the fixed income portfolio and $0.2 million of other realized gains for the same period in 2021.

	For the Six Months
	Ended June 30,
Consolidated Revenues (in thousands)	2022	2021
Net premiums earned	$551,962	$469,595
Net investment income	36,355	33,085
Net realized gains	18,392	50,613
Net unrealized gains (losses) on equity securities	(128,804)	32,118
Total consolidated revenue	$477,905	$585,411

Net earnings for the first six months of 2022 totaled $45.7 million, compared to $154.8 million for the same period in 2021. The decrease in earnings for 2022 was primarily attributed to $86.6 million of net after-tax realized and unrealized losses on equity securities, compared to $64.0 million of after-tax realized and unrealized gains in 2021. Underwriting results for 2022 were impacted by $5.0 million of pretax storm losses, compared to $24.0 million of pretax storm losses in the first six months of 2021. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $69.7 million in the first six months of 2022, compared to $67.5 million in 2021.

Bonus and profit-sharing amounts earned by executives, managers and associates are predominantly influenced by corporate performance, including operating earnings, combined ratio and return on capital. Favorable development and other drivers of growth in book value will increase bonus and profit-sharing expenses, while catastrophe losses, adverse development and decreased investment portfolio returns would lead to expense reductions. These performance-related expenses affect policy acquisition, insurance operating and general corporate expenses.

Underwriting income was $115.4 million on a 79.1 combined ratio for the first six months of 2022, compared to $66.5 million on an 85.8 combined ratio in the same period of 2021. The loss ratio decreased to 40.5 from 45.1, due to lower levels of storm losses and a higher level of favorable development in 2022. The Group’s expense ratio decreased to 38.6 from 40.7, with 2022 benefiting from a larger earned premium base.

Our equity in earnings of unconsolidated investees primarily relate to our investments in Maui Jim, Inc. (Maui Jim), a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. In the first six months of 2022, $14.9 million of investee earnings were recorded for Maui Jim and $6.4 million of investee earnings were recorded for Prime. Comparatively, the first six months of 2021 reflected investee earnings of $14.3 million and $7.3 million from Maui Jim and Prime, respectively.

Comprehensive loss totaled $167.5 million for the first six months of 2022, compared to $125.3 million of comprehensive earnings for the first six months of 2021. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive loss of $213.1 million in the first six months of 2022 was attributable to increased interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $29.6 million of other comprehensive loss was recognized in 2021 as interest rates increased.

Premiums

Gross premiums written for the Group increased $124.1 million for the first six months of 2022 when compared to the same period of 2021. Growth was achieved in all three segments, though the increase was driven by products in the property and casualty segments. Net premiums earned increased $82.4 million, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Casualty
Commercial excess and personal umbrella	$163,298	$139,232	17%	$122,535	$105,002	17%
General liability	59,192	52,304	13%	48,846	44,460	10%
Commercial transportation	60,592	50,302	20%	47,569	38,355	24%
Professional services	52,390	48,528	8%	47,416	43,694	9%
Small commercial	36,937	35,211	5%	33,458	32,001	5%
Executive products	45,622	56,905	(20)%	13,652	10,324	32%
Other casualty	46,105	42,743	8%	35,403	31,129	14%
Total	$464,136	$425,225	9%	$348,879	$304,965	14%
Property
Commercial property	$162,148	$94,782	71%	$72,218	$47,805	51%
Marine	64,996	56,132	16%	54,907	47,321	16%
Specialty personal	13,821	11,680	18%	11,996	10,298	16%
Other property	4,481	3,854	16%	3,009	2,083	44%
Total	$245,446	$166,448	47%	$142,130	$107,507	32%
Surety
Commercial	$25,230	$23,383	8%	$23,366	$22,053	6%
Miscellaneous	25,814	23,967	8%	22,940	21,480	7%
Contract	17,322	14,856	17%	14,647	13,590	8%
Total	$68,366	$62,206	10%	$60,953	$57,123	7%
Grand Total	$777,948	$653,879	19%	$551,962	$469,595	18%

Casualty

Gross premiums written for the casualty segment were up $38.9 million in the first six months of 2022. Gross premiums from commercial excess and personal umbrella increased $24.1 million, due to rate increases and an expanded distribution base. Increases in new construction projects led to the increase in general liability. Commercial transportation premium increased by $10.3 million, driven by our public transportation line, where customers put vehicles back in service on policies that were suspended throughout the first two years of the pandemic. Executive products premium was down as a result of the exit from our large account cyber and representations and warranties programs.

Property

Gross premiums written for the property segment were up $79.0 million in the first six months of 2022. Our commercial property business was up $67.4 million, as rates on wind exposures continued to increase, building valuations rose and market disruption provided an opportunity to modestly increase market share while strengthening terms and conditions. Rate increases, improved retention and new opportunities in the inland marine space led to $8.9 million of premium growth for our marine product.

Surety

Gross premiums written for the surety segment were up $6.2 million for the first six months of 2022. Contract surety benefited from new construction opportunities and larger contract values, driven by the inflation of material prices. The growth in miscellaneous surety is broad based and has been aided by our focus on being easy to do business with and technology. The expansion of existing accounts and new business resulted in increased premium for commercial surety.

Underwriting Income

	For the Six Months
	Ended June 30,
	2022	2021
Underwriting Income (in thousands)
Casualty	$49,089	$51,305
Property	48,581	7,874
Surety	17,764	7,329
Total	$115,434	$66,508

Combined Ratio
Casualty	85.9	83.2
Property	65.8	92.7
Surety	70.9	87.2
Total	79.1	85.8

Casualty

The casualty segment recorded underwriting income of $49.1 million in the first six months of 2022, compared to $51.3 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $44.9 million, primarily on accident years 2018 through 2021. Favorable development was widespread, with notable amounts from general liability, professional services and transportation. In comparison, $57.6 million of reserves were released in the first six months of 2021. General liability, transportation, professional services, small commercial and personal umbrella were drivers of the favorable development. Offsetting the favorable development, storm losses on casualty-oriented package policies that include property coverage resulted in $0.5 million of losses in 2022 and $2.4 million of losses in 2021.

The combined ratio for the casualty segment was 85.9 in 2022, compared to 83.2 in 2021. The segment’s loss ratio was 51.0 in 2022, up from 47.4 in 2021. Current accident year losses are slightly improved, but lower levels of reserve releases on prior accident years resulted in the higher loss ratio in 2022. The expense ratio for the casualty segment was 34.9, down from 35.8 for the same period last year.

Property

The property segment recorded underwriting income of $48.6 million for the first six months of 2022, compared to $7.9 million for the same period last year. Underwriting results for 2022 included $17.3 million of favorable development on prior years’ loss and catastrophe reserves across all products and $4.5 million of storm losses. Comparatively, the 2021 underwriting results included $9.9 million of favorable development on prior years’ loss and catastrophe reserves and $21.6 million of storm losses.

Underwriting results for the first six months of 2022 translated into a combined ratio of 65.8, compared to 92.7 for the same period last year. The segment’s loss ratio was 28.7 in 2022, down from 52.0 in 2021, due to lower levels of storm losses and larger reserve releases. The segment’s expense ratio decreased to 37.1 in 2022 from 40.7 in the prior year, with 2022 benefiting from a larger earned premium base.

Surety

The surety segment recorded underwriting income of $17.8 million for the first six months of 2022, compared to $7.3 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2022 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $7.5 million. Comparatively, 2021 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $0.1 million.

The combined ratio for the surety segment totaled 70.9 for the first six months of 2022, compared to 87.2 for the same period in 2021. The segment’s loss ratio was 7.4 in 2022, down from 19.8 in 2021 due to larger reserve releases and improved current accident year losses. The expense ratio was 63.5, down from 67.4 in the prior year, as 2022 had a higher earned premium base.

Investment Income

Our investment portfolio generated net investment income of $36.4 million during the first six months of 2022, an increase of 9.9 percent from that reported for the same period in 2021. The increase in investment income was largely due to an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first six months of 2022 and 2021 were as follows:

	2022	2021
Pretax Yield
Taxable	2.75%	2.81%
Tax-Exempt	2.66%	2.63%
After-Tax Yield
Taxable	2.17%	2.22%
Tax-Exempt	2.52%	2.49%

The following table depicts the composition of our investment portfolio at June 30, 2022 as compared to December 31, 2021:

(in thousands)	June 30, 2022		December 31, 2021
Fixed income	$2,280,909	77.8%	$2,409,887	76.2%
Equity securities	487,995	16.6%	613,776	19.4%
Other invested assets	51,018	1.7%	50,501	1.6%
Cash	113,044	3.9%	88,804	2.8%
Total investments and cash	$2,932,966	100.0%	$3,162,968	100.0%

We believe our overall asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio decreased by $129.0 million in the first six months of 2022. The decline was due to increased interest rates, which decreased the fair value of securities held in the fixed income portfolio. Average fixed income duration was 5.1 years at June 30, 2022, reflecting our current liability structure and sound capital position. The equity portfolio decreased by $125.8 million during the first six months of 2022, as we reduced our risk asset profile and equity markets declined over the first half of the year.

Income Taxes

Our effective tax rate for the first six months of 2022 was 12.1 percent, compared to 19.3 percent for the same period in 2021. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was lower for the first six months of 2022, as lower pretax income increased the percentage impact of tax-favored adjustments.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net premiums earned for the Group increased 17 percent, driven by growth from our casualty and property segments. Overall market declines resulted in $101.0 million of unrealized losses on equity securities in the second quarter of 2022, while positive market performance resulted in $4.0 million of unrealized gains in our equity portfolio in 2021. Investment income was up 11 percent, due to an increased asset base and higher interest rates relative to the prior year. Realized gains during the second quarter of 2022 were comprised of $13.3 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $0.7 million of realized losses on the fixed income portfolio and $0.2 million of other realized gains. This compares to $35.8 million of realized gains on the equity portfolio, $0.4 million of realized gains on the fixed income portfolio and $0.3 million of other realized gains for the same period in 2021.

	For the Three Months
	Ended June 30,
Consolidated Revenues (in thousands)	2022	2021
Net premiums earned	$282,810	$241,000
Net investment income	18,472	16,661
Net realized gains	12,804	36,463
Net unrealized gains (losses) on equity securities	(100,994)	3,956
Total consolidated revenue	$213,092	$298,080

Net loss for the second quarter of 2022 totaled $2.2 million, compared to $81.8 million of net earnings for the same period in 2021. The decrease in earnings for 2022 was primarily attributed to $69.3 million of net after-tax realized and unrealized losses on equity securities, compared to $28.4 million of after-tax realized and unrealized gains in 2021. Underwriting results for 2022 were impacted by $3.0 million of pretax storm losses, compared to $8.0 million of pretax storm losses in the second quarter of 2021. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $24.2 million in the second quarter of 2022, compared to $30.3 million in 2021.

Bonus and profit-sharing amounts earned by executives, managers and associates are predominantly influenced by corporate performance, including operating earnings, combined ratio and return on capital. Favorable development and other drivers of growth in book value will increase bonus and profit-sharing expenses, while catastrophe losses, adverse development and decreased investment portfolio returns would lead to expense reductions. These performance-related expenses affect policy acquisition, insurance operating and general corporate expenses.

Underwriting income was $56.0 million on an 80.2 combined ratio for the second quarter of 2022, compared to $36.6 million on an 84.8 combined ratio in the same period of 2021. The loss ratio decreased to 41.7 from 44.4, due to increased earned premium on low loss ratio products. The Group’s expense ratio decreased to 38.5 from 40.4, with 2022 benefiting from a larger earned premium base.

In the second quarter of 2022, $8.5 million of investee earnings were recorded for Maui Jim and $3.6 million of investee earnings were recorded for Prime. Comparatively, the second quarter of 2021 reflected investee earnings of $10.6 million and $3.6 million from Maui Jim and Prime, respectively.

Comprehensive loss totaled $99.8 million for the second quarter of 2022, compared to $97.0 million of comprehensive earnings for the same period in 2021. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive loss of $97.6 million in the second quarter of 2022 was attributable to increased interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $15.2 million of other comprehensive earnings was recognized in 2021 as interest rates declined slightly.

Premiums

Gross premiums written for the Group increased $59.8 million for the second quarter of 2022 when compared to the same period of 2021. Growth was achieved in all three segments, though the increase was driven by products in the property and casualty segments. Net premiums earned increased $41.8 million, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months Ended June 30,			For the Three Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Casualty
Commercial excess and personal umbrella	$85,512	$74,509	15%	$62,463	$53,448	17%
General liability	31,298	29,095	8%	25,106	22,053	14%
Commercial transportation	38,291	33,864	13%	23,941	21,525	11%
Professional services	27,880	26,121	7%	23,861	21,966	9%
Small commercial	18,799	18,833	(0)%	16,813	16,279	3%
Executive products	24,941	34,135	(27)%	7,075	5,083	39%
Other casualty	21,594	19,772	9%	17,864	15,841	13%
Total	$248,315	$236,329	5%	$177,123	$156,195	13%
Property
Commercial property	$93,068	$54,646	70%	$38,929	$25,093	55%
Marine	32,913	29,279	12%	28,178	24,363	16%
Specialty personal	7,380	6,018	23%	6,100	5,264	16%
Other property	2,487	1,968	26%	1,483	1,145	30%
Total	$135,848	$91,911	48%	$74,690	$55,865	34%
Surety
Commercial	$12,567	$10,082	25%	$11,663	$11,040	6%
Miscellaneous	12,452	11,993	4%	11,587	10,845	7%
Contract	9,607	8,669	11%	7,747	7,055	10%
Total	$34,626	$30,744	13%	$30,997	$28,940	7%
Grand Total	$418,789	$358,984	17%	$282,810	$241,000	17%

Casualty

Gross premiums written for the casualty segment were up $12.0 million in the second quarter of 2022. Gross premiums from commercial excess and personal umbrella increased $11.0 million, due to rate increases and an expanded distribution base. Commercial transportation premium increased by $4.4 million, driven by our commercial specialty auto line, where realignment of our distribution channels allowed us to capitalize on changing market conditions. Executive products premium was down as a result of the exit from our large account cyber and representations and warranties programs.

Property

Gross premiums written for the property segment were up $43.9 million in the second quarter of 2022. Our commercial property business was up $38.4 million, as rates on wind exposures continued to increase, building valuations rose and market disruption provided an opportunity to increase market share while strengthening terms and conditions. Rate increases and new opportunities in the inland marine space led to $3.6 million of premium growth for our marine product.

Surety

Gross premiums written for the surety segment were up $3.9 million for the second quarter of 2022. Commercial surety premium increased as a result of new business and the expansion of existing accounts. Contract surety benefited from new construction opportunities and larger contract values, driven by the inflation of material prices.

Underwriting Income

	For the Three Months
	Ended June 30,
	2022	2021
Underwriting Income (in thousands)
Casualty	$21,442	$26,438
Property	26,105	8,879
Surety	8,409	1,274
Total	$55,956	$36,591

Combined Ratio
Casualty	87.9	83.1
Property	65.0	84.1
Surety	72.9	95.6
Total	80.2	84.8

Casualty

The casualty segment recorded underwriting income of $21.4 million in the second quarter of 2022, compared to $26.4 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $17.3 million, primarily on accident years 2018 through 2020. Products which generated the majority of the favorable development included general liability, professional services and transportation. In comparison, $29.3 million of reserves were released in the second quarter of 2021. General liability, transportation, commercial excess and professional services were drivers of the favorable development. Offsetting the favorable development, winter storm losses on casualty-oriented package policies that include property coverage resulted in $0.5 million of losses in 2022 and $1.3 million of losses in 2021.

The combined ratio for the casualty segment was 87.9 in 2022, compared to 83.1 in 2021. The segment’s loss ratio was 53.2 in 2022, up from 47.6 in 2021. Current accident year losses are slightly improved, but lower levels of reserve releases on prior accident years resulted in the higher loss ratio in 2022. The expense ratio for the casualty segment was 34.7, down from 35.5 for the same period last year.

Property

The property segment recorded underwriting income of $26.1 million for the second quarter of 2022, compared to $8.9 million for the same period last year. Underwriting results for 2022 included $3.9 million of favorable development on prior years’ loss and catastrophe reserves across all products and $2.5 million of storm losses. Comparatively, the 2021 underwriting results included $3.8 million of favorable development on prior years’ loss and catastrophe reserves and $6.7 million of storm losses.

Underwriting results for the second quarter of 2022 translated into a combined ratio of 65.0, compared to 84.1 for the same period last year. The segment’s loss ratio was 27.4 in 2022, down from 43.5 in 2021, due to lower levels of storm losses and improved current accident year losses. The segment’s expense ratio decreased to 37.6 in 2022 from 40.6 in the prior year, with 2022 benefiting from a larger earned premium base.

Surety

The surety segment recorded underwriting income of $8.4 million for the second quarter of 2022, compared to $1.3 million for the same period last year. Both periods reflected positive current accident year underwriting performance. Results for 2022 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $3.0 million. Comparatively, 2021 results included $2.7 million of unfavorable development on prior accident years’ loss reserves, as a number of bankruptcy filings in the energy sector of our commercial surety business led to the strengthening of our incurred but not reported reserves.

The combined ratio for the surety segment totaled 72.9 for the second quarter of 2022, compared to 95.6 for the same period in 2021. The segment’s loss ratio was 10.3 in 2022, down from 28.7 in 2021 due to differences in prior accident year reserve development. The expense ratio was 62.6, down from 66.9 in the prior year, as 2022 had a higher earned premium base.

Investment Income

Our investment portfolio generated net investment income of $18.5 million during the second quarter of 2022, an increase of 10.9 percent from that reported for the same period in 2021. The increase in investment income was largely due to an increased asset base and higher interest rates relative to the prior year.

Yields on our fixed income investments for the second quarter of 2022 and 2021 were as follows:

	2022	2021
Pretax Yield
Taxable	2.79%	2.73%
Tax-Exempt	2.69%	2.63%
After-Tax Yield
Taxable	2.20%	2.16%
Tax-Exempt	2.55%	2.49%

Income Taxes

Our effective tax rate for the second quarter of 2022 was 65.8 percent, compared to 19.8 percent for the same period in 2021. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. Tax-favored adjustments acting on a pretax loss, caused by unrealized losses on the equity portfolio, resulted in a higher effective rate for the second quarter of 2022.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2022 and 2021:

(in thousands)	2022	2021
Operating cash flows	$170,645	$164,509
Investing cash flows	(124,946)	(108,616)
Financing cash flows	(21,459)	(22,653)
Total	$24,240	$33,240

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first six months of 2022 benefited from increased premium receipts relative to the first six months of 2021, but were partially offset by increased levels of loss and settlement expense payments.

We have $199.8 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior notes at June 30, 2022 was $151.4 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities. Additionally, RLI Insurance Company borrowed $50.0 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 10, 2021. The borrowing matures on November 10, 2023 and has an option to be paid off early on November 10, 2022. Interest is paid monthly at an annualized rate of 0.84 percent.

As of June 30, 2022, we had cash and other investments maturing within one year of approximately $161.6 million and an additional $798.5 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during the first quarter of 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. As of and during the six-month period ended June 30, 2022, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of June 30, 2022, $58.2 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at June 30, 2022 have decreased $230.0 million from December 31, 2021. As of June 30, 2022, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$183,368	$181,678	$(1,690)	6.2%	AAA
U.S. agency	34,220	33,573	(647)	1.1%	AAA
Non-U.S. government & agency	6,797	6,068	(729)	0.2%	BBB+
Agency MBS	338,639	312,721	(25,918)	10.7%	AAA
ABS/CMBS/MBS**	271,628	246,345	(25,283)	8.4%	AA
Corporate	1,011,726	941,729	(69,997)	32.1%	BBB+
Municipal	634,102	558,795	(75,307)	19.1%	AA
Total fixed income	$2,480,480	$2,280,909	$(199,571)	77.8%	AA-
Equity	327,246	487,995	160,749	16.6%
Other invested assets	45,231	51,018	5,787	1.7%
Cash	113,044	113,044	—	3.9%
Total portfolio	$2,966,001	$2,932,966	$(33,035)	100.0%

*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of June 30, 2022, our fixed income portfolio had the following rating distribution:

AAA	36.0%
AA	20.4%
A	21.3%
BBB	13.3%
BB	3.6%
B	2.1%
CCC	0.1%
NR	3.2%
Total	100.0%

As of June 30, 2022, our fixed income portfolio remained well diversified, with 1,609 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of June 30, 2022, we had $124.2 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of June 30, 2022, we had $122.1 million in commercial mortgage-backed securities and $312.7 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 8.4 percent of our investment portfolio at quarter end.

We had $941.7 million in corporate fixed income securities as of June 30, 2022, which includes $96.9 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 53 percent taxable securities and 47 percent tax-exempt securities. Approximately 88 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 99 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of June 30, 2022, our equity portfolio had a dividend yield of 2.1 percent, compared to 1.7 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 92 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $187.3 million of investments in unconsolidated investees at June 30, 2022, compared to $171.3 million at December 31, 2021. At June 30, 2022 our investment in Maui Jim was $127.4 million and our investment in Prime was $47.6 million. During the first quarter, we announced that we have agreed to sell our minority interest in Maui Jim. Our net after-tax purchase price proceeds from the sale will be approximately $500 million, with the final proceeds to be determined at closing, based on adjustments to the purchase price for working capital and other items. A successful completion of the sale will result in capital generated to our benefit. As always, our top priority is to ensure we have adequate capital to support our business. However, we have demonstrated discipline in returning capital to shareholders if it exceeds our near-term needs.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2022, our capital structure consisted of $199.8 million in long-term debt and $1.0 billion of shareholders’ equity. Debt outstanding comprised 16.1 percent of total capital as of June 30, 2022. Interest and fees on debt obligations totaled $4.0 million for the first six months of 2022, compared to $3.8 million during the same period of 2021. We incurred interest expense on debt at an average annual interest rate of 3.89 percent during the first six months of 2022, compared to 4.91 percent for the same time period during 2021.

We paid a regular quarterly cash dividend of $0.26 per share on June 21, 2022, an increase of $0.01 from the prior quarter. We have increased dividends in each of the last 47 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2022, our holding company had $1.0 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $71.0 million in liquid assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first six months of 2022, RLI Ins. paid $13.0 million in ordinary dividends to RLI Corp. In 2021, our principal insurance subsidiary paid ordinary dividends totaling $70.0 million and extraordinary dividends totaling $110.0 million. As of June 30, 2022, $60.1 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Date: July 22, 2022