Form 10-Q
period 2022-09-30
RLI CORP
filed 2022-10-21
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 12, 2022, the number of shares outstanding of the registrant’s Common Stock was 45,378,171.

		Page
Part I - Financial Information		3
Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Earnings and Comprehensive Earnings for the Three and Nine-Month Periods Ended September 30, 2022 and 2021 (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	4
	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2022 and 2021 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37
Part II - Other Information		38
Item 1.	Legal Proceedings	38
Item 1a.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net premiums earned	$291,468	$253,389	$843,430	$722,984
Net investment income	21,270	17,844	57,625	50,929
Net realized gains	573,170	1,829	591,562	52,442
Net unrealized gains (losses) on equity securities	(26,414)	(2,592)	(155,218)	29,526
Consolidated revenue	$859,494	$270,470	$1,337,399	$855,881
Losses and settlement expenses	165,089	143,656	388,527	355,574
Policy acquisition costs	96,977	80,449	271,879	232,674
Insurance operating expenses	20,606	15,560	58,794	54,504
Interest expense on debt	2,013	1,906	6,034	5,711
General corporate expenses	2,755	2,505	8,553	9,533
Total expenses	$287,440	$244,076	$733,787	$657,996
Equity in earnings (loss) of unconsolidated investees	(17,352)	9,043	3,061	29,407
Earnings before income taxes	$554,702	$35,437	$606,673	$227,292
Income tax expense	114,809	6,194	121,096	43,222
Net earnings	$439,893	$29,243	$485,577	$184,070

Other comprehensive earnings (loss), net of tax	(81,248)	(12,240)	(294,392)	(41,810)
Comprehensive earnings	$358,645	$17,003	$191,185	$142,260

Basic net earnings per share	$9.69	$0.65	$10.71	$4.07
Diluted net earnings per share	$9.61	$0.64	$10.61	$4.03

Weighted average number of common shares outstanding:
Basic	45,379	45,243	45,347	45,216
Diluted	45,775	45,689	45,775	45,714

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,452,039	$2,409,887
(amortized cost of $2,753,631 and allowance for credit losses of $327 at 9/30/22)
(amortized cost of $2,346,267 and allowance for credit losses of $441 at 12/31/21)
Equity securities, at fair value (cost - $327,964 at 9/30/22 and $324,501 at 12/31/21)	462,988	613,776
Other invested assets	48,837	50,501
Cash	723,511	88,804
Total investments and cash	$3,687,375	$3,162,968
Accrued investment income	19,355	17,505
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $18,478 at 9/30/22 and $18,067 at 12/31/21	201,781	167,279
Ceded unearned premium	137,346	130,916
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,400 at 9/30/22 and $11,188 at 12/31/21	770,858	608,086
Deferred policy acquisition costs	128,979	103,553
Property and equipment, at cost, net of accumulated depreciation of $67,911 at 9/30/22 and $75,236 at 12/31/21	50,385	52,161
Investment in unconsolidated investees	58,105	171,311
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	51,791	—
Other assets	52,128	40,961
TOTAL ASSETS	$5,211,665	$4,508,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,322,737	$2,043,555
Unearned premiums	786,485	680,444
Reinsurance balances payable	50,349	42,851
Funds held	100,547	89,773
Income taxes-current	132,446	3,092
Income taxes-deferred	—	83,509
Current portion of long-term debt	149,816	—
Long-term debt	50,000	199,676
Accrued expenses	81,066	98,274
Other liabilities	144,226	37,767
TOTAL LIABILITIES	$3,817,672	$3,278,941

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,308,385 shares issued, 45,378,171 shares outstanding at 9/30/22)
(68,219,551 shares issued, 45,289,337 shares outstanding at 12/31/21)	$683	$682
Paid-in capital	352,129	343,742
Accumulated other comprehensive earnings (loss)	(244,566)	49,826
Retained earnings	1,678,746	1,228,110
Deferred compensation	9,047	9,642
Less: Treasury shares, at cost (22,930,214 shares at 9/30/22 and 12/31/21)	(402,046)	(402,641)
TOTAL SHAREHOLDERS’ EQUITY	$1,393,993	$1,229,361
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,211,665	$4,508,302

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2021	45,142,580	$1,135,978	$681	$335,365	$108,714	$1,084,217	$8,292	$(401,291)
Net earnings	—	73,012	—	—	—	73,012	—	—
Other comprehensive earnings (loss), net of tax	—	(44,747)	—	—	(44,747)	—	—	—
Deferred compensation	—	—	—	—	—	—	(366)	366
Share-based compensation	60,858	1,392	—	1,392	—	—	—	—
Dividends and dividend equivalents ($0.24 per share)	—	(10,849)	—	—	—	(10,849)	—	—
Balance, March 31, 2021	45,203,438	$1,154,786	$681	$336,757	$63,967	$1,146,380	$7,926	$(400,925)
Net earnings	—	81,815	—	—	—	81,815	—	—
Other comprehensive earnings (loss), net of tax	—	15,177	—	—	15,177	—	—	—
Deferred compensation	—	—	—	—	—	—	325	(325)
Share-based compensation	19,905	1,343	1	1,342	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,318)	—	—	—	(11,318)	—	—
Balance, June 30, 2021	45,223,343	$1,241,803	$682	$338,099	$79,144	$1,216,877	$8,251	$(401,250)
Net earnings	—	29,243	—	—	—	29,243	—	—
Other comprehensive earnings (loss), net of tax	—	(12,240)	—	—	(12,240)	—	—	—
Deferred compensation	—	—	—	—	—	—	79	(79)
Share-based compensation	21,162	2,769	—	2,769	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,319)	—	—	—	(11,319)	—	—
Balance, September 30, 2021	45,244,505	$1,250,256	$682	$340,868	$66,904	$1,234,801	$8,330	$(401,329)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2022	45,289,337	$1,229,361	$682	$343,742	$49,826	$1,228,110	$9,642	$(402,641)
Net earnings	—	47,923	—	—	—	47,923	—	—
Other comprehensive earnings (loss), net of tax	—	(115,581)	—	—	(115,581)	—	—	—
Deferred compensation	—	—	—	—	—	—	(973)	973
Share-based compensation	26,605	3,049	—	3,049	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,330)	—	—	—	(11,330)	—	—
Balance, March 31, 2022	45,315,942	$1,153,422	$682	$346,791	$(65,755)	$1,264,703	$8,669	$(401,668)
Net earnings	—	(2,239)	—	—	—	(2,239)	—	—
Other comprehensive earnings (loss), net of tax	—	(97,563)	—	—	(97,563)	—	—	—
Deferred compensation	—	—	—	—	—	—	276	(276)
Share-based compensation	52,862	2,371	1	2,370	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,803)	—	—	—	(11,803)	—	—
Balance, June 30, 2022	45,368,804	$1,044,188	$683	$349,161	$(163,318)	$1,250,661	$8,945	$(401,944)
Net earnings	—	439,893	—	—	—	439,893	—	—
Other comprehensive earnings (loss), net of tax	—	(81,248)	—	—	(81,248)	—	—	—
Deferred compensation	—	—	—	—	—	—	102	(102)
Share-based compensation	9,367	2,968	—	2,968	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,808)	—	—	—	(11,808)	—	—
Balance, September 30, 2022	45,378,171	$1,393,993	$683	$352,129	$(244,566)	$1,678,746	$9,047	$(402,046)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$282,886	$280,441
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(531,894)	$(587,910)
Equity securities	(42,490)	(117,218)
Property and equipment	(4,432)	(5,005)
Other	(7,940)	(11,938)
Proceeds from sale of:
Fixed income securities, available-for-sale	46,448	42,776
Equity securities	59,264	157,973
Equity method investments	686,666	—
Other	2,298	4,496
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	176,616	296,561
Net cash provided by (used in) investing activities	$384,536	$(220,265)
Cash Flows from Financing Activities
Cash dividends paid	$(34,913)	$(33,454)
Proceeds from stock option exercises	2,198	679
Net cash used in financing activities	$(32,715)	$(32,775)
Net increase in cash	$634,707	$27,401
Cash at the beginning of the period	88,804	62,217
Cash at September 30,	$723,511	$89,618

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2021 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2022 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2021 to conform to the classifications used in the current year.

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

C. PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of September 30, 2022.

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

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $16.1 million and $11.4 million, respectively, at September 30, 2022. At December 31, 2021, the amounts were $16.1 million and $11.2 million, respectively. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first nine months of 2022 and less than $0.1 million was recovered. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at September 30, 2022 and December 31, 2021 is detailed in the following table:

	September 30,	December 31,
(in thousands)	2022	2021
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Intangibles
Indefinite-lived intangibles - state insurance licenses	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2022. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of September 30, 2022 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended September 30, 2022			Ended September 30, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$439,893	45,379	$9.69	$29,243	45,243	$0.65
Effect of Dilutive Securities
Stock options and restricted stock units	—	396		—	446
Diluted EPS
Earnings available to common shareholders	$439,893	45,775	$9.61	$29,243	45,689	$0.64
Anti-dilutive securities excluded from diluted EPS		435			191

	For the Nine Months			For the Nine Months
	Ended September 30, 2022			Ended September 30, 2021
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$485,577	45,347	$10.71	$184,070	45,216	$4.07
Effect of Dilutive Securities
Stock options and restricted stock units	—	428		—	498
Diluted EPS
Earnings available to common shareholders	$485,577	45,775	$10.61	$184,070	45,714	$4.03
Anti-dilutive securities excluded from diluted EPS		459			191

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $21.6 million for the third quarter of 2022, compared to $3.2 million for the same period in 2021. For the nine-month period ended September 30, 2022, other comprehensive earnings (loss) is net of tax benefit of $78.3 million, compared to $11.1 million for the same period in 2021.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $294.4 million for the first nine months of 2022, compared to $41.8 million during the same period last year. The unrealized losses were attributable to higher interest rates in both periods, which decreased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2022	2021	2022	2021
Beginning balance	$(163,318)	$79,144	$49,826	$108,714
Other comprehensive earnings (loss) before reclassifications	(82,785)	(12,114)	(296,422)	(40,307)
Amounts reclassified from accumulated other comprehensive earnings	1,537	(126)	2,030	(1,503)
Net current-period other comprehensive earnings (loss)	$(81,248)	$(12,240)	$(294,392)	$(41,810)
Ending balance	$(244,566)	$66,904	$(244,566)	$66,904
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$1,520	$426

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months		For the Nine Months
Component of Accumulated	Ended September 30,		Ended September 30,		Affected line item in the
Other Comprehensive Earnings (Loss)	2022	2021	2022	2021	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(1,912)	$182	$(2,684)	$1,731	Net realized gains (losses)
	(34)	(22)	115	171	Credit gains presented within net realized gains
	$(1,946)	$160	$(2,569)	$1,902	Earnings (loss) before income taxes
	409	(34)	539	(399)	Income tax (expense) benefit
	$(1,537)	$126	$(2,030)	$1,503	Net earnings (loss)

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

Equity Securities: As of September 30, 2022, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy.

I. RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent in our day-to-day operations. Adverse changes in the economy, including inflation; rising interest rates; volatile equity markets; and ongoing supply chain disruptions, could lower demand for our insurance products, result in increased levels of loss costs that we could not anticipate at the time we priced our coverages, or negatively impact our investment results, all of which could have an adverse effect on the profitability of our operations. The COVID-19 pandemic may result in significant disruptions in economic activity and financial markets or exacerbate the impact of other economic trends. The cumulative effects of any public health outbreak could reduce demand for our insurance policies; result in increased level of losses, settlement expenses or other operating costs; reduce the market value of invested assets held by the Company or negatively impact the fair value of our goodwill.

Catastrophe Exposures

Our catastrophe reinsurance treaty renewed on January 1, 2022. We purchased limits of $600 million in excess of $25 million first-dollar retention for earthquakes in California, $625 million in excess of $25 million first-dollar retention for earthquakes outside of California and $475 million in excess of $25 million first-dollar retention for all other perils, including wind. These amounts are subject to certain co-participations by the Company on losses in excess of the $25 million retentions. On May 1, 2022, we purchased $150 million of additional catastrophe reinsurance protection on top of the previously described coverage, to support growth in our catastrophe-exposed business. This increases the limits to $750 million for earthquakes in California, $775 million for earthquakes outside of California and $625 million for all other perils, including wind, all of which are still subject to $25 million first-dollar retentions and certain co-participations in excess of the retentions.

2. INVESTMENTS

Our investments are primarily composed of fixed income debt securities and common stock equity securities. We carry our equity securities at fair value and categorize all of our debt securities as available-for-sale, which are carried at fair value.

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the nine-month periods ended September 30, 2022 and 2021:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2022
Fixed income securities - available-for-sale	$48,559	$286	$(2,481)	$(2,195)
Equity securities	59,264	20,410	(609)	19,801
2021
Fixed income securities - available-for-sale	$43,041	$1,476	$(107)	$1,369
Equity securities	157,973	52,409	(1,787)	50,622

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2022
Fixed income securities - available-for-sale	$176,991	$142	$(55)	$87
2021
Fixed income securities - available-for-sale	$296,563	$471	$(109)	$362

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized below:

	As of September 30, 2022
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$340,442	$—	$340,442
U.S. agency	—	56,935	—	56,935
Non-U.S. government & agency	—	5,712	—	5,712
Agency MBS	—	317,029	—	317,029
ABS/CMBS/MBS*	—	241,512	—	241,512
Corporate	—	910,979	52,890	963,869
Municipal	—	526,540	—	526,540
Total fixed income securities - available-for-sale	$—	$2,399,149	$52,890	$2,452,039
Equity securities	461,392	49	1,547	462,988
Total	$461,392	$2,399,198	$54,437	$2,915,027

	As of December 31, 2021
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$134,554	$—	$134,554
U.S. agency	—	32,760	—	32,760
Non-U.S. government & agency	—	8,481	—	8,481
Agency MBS	—	367,187	—	367,187
ABS/CMBS/MBS*	—	264,054	—	264,054
Corporate	—	913,577	43,518	957,095
Municipal	—	645,756	—	645,756
Total fixed income securities - available-for-sale	$—	$2,366,369	$43,518	$2,409,887
Equity securities	613,712	64	—	613,776
Total	$613,712	$2,366,433	$43,518	$3,023,663
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2022	$43,518
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(662)
Net realized gains	(433)
Included in other comprehensive earnings (loss)	(8,350)
Total net realized and unrealized gains (losses)	$(9,445)
Purchases	21,461
Transfers out of Level 3	(1,097)
Balance as of September 30, 2022	$54,437
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(433)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(8,350)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of September 30, 2022 were as follows:

	September 30, 2022
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$206,921	$206,327
Due after one year through five years	867,511	818,569
Due after five years through 10 years	515,276	457,011
Due after 10 years	526,093	411,591
ABS/CMBS/MBS*	637,830	558,541
Total available-for-sale	$2,753,631	$2,452,039
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at September 30, 2022 and December 31, 2021 are presented in the tables below. Amortized cost does not include the $18.4 million and $16.4 million of accrued interest receivable as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$349,419	$—	$—	$(8,977)	$340,442
U.S. agency	59,048	—	9	(2,122)	56,935
Non-U.S. government & agency	6,798	—	—	(1,086)	5,712
Agency MBS	360,429	—	172	(43,572)	317,029
ABS/CMBS/MBS*	277,401	(9)	21	(35,901)	241,512
Corporate	1,067,473	(318)	47	(103,333)	963,869
Municipal	633,063	—	194	(106,717)	526,540
Total Fixed Income	$2,753,631	$(327)	$443	$(301,708)	$2,452,039

	December 31, 2021
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$127,752	$—	$6,846	$(44)	$134,554
U.S. agency	30,403	—	2,374	(17)	32,760
Non-U.S. government & agency	8,297	—	338	(154)	8,481
Agency MBS	362,861	—	9,277	(4,951)	367,187
ABS/CMBS/MBS*	264,273	—	2,120	(2,339)	264,054
Corporate	925,394	(441)	37,247	(5,105)	957,095
Municipal	627,287	—	22,750	(4,281)	645,756
Total Fixed Income	$2,346,267	$(441)	$80,952	$(16,891)	$2,409,887
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of September 30, 2022, the discounted cash flow analysis resulted in an allowance for credit losses on 18 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$292	$204	$441	$397
Increase to allowance from securities for which credit losses were not previously recorded	168	—	292	—
Reduction from securities sold during the period	(166)	—	(619)
Reductions from intent to sell securities	—	—	(17)	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	33	22	230	(171)
Balance as of September 30,	$327	$226	$327	$226

During 2022, net realized gains included $0.1 million of losses on fixed income securities for which we no longer had the intent to hold until recovery and the cost basis was written down to fair value. No such losses were recognized during the first nine months of 2021.

As of September 30, 2022, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,543 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $301.7 million in associated unrealized losses represents 10.8 percent of the fixed income portfolio’s cost basis and 8.2 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first nine months of 2022, as interest rates increased during the period. Of the total 1,543 securities, 302 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	September 30, 2022			December 31, 2021
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$285,302	$5,315	$290,617	$2,942	$—	$2,942
Amortized cost	293,829	5,765	299,594	2,986	—	2,986
Unrealized loss	$(8,527)	$(450)	$(8,977)	$(44)	$—	$(44)
U.S. agency
Fair value	$30,089	$—	$30,089	$1,498	$—	$1,498
Amortized cost	32,211	—	32,211	1,515	—	1,515
Unrealized loss	$(2,122)	$—	$(2,122)	$(17)	$—	$(17)
Non-U.S. government
Fair value	$3,594	$2,118	$5,712	$4,346	$—	$4,346
Amortized cost	3,798	3,000	6,798	4,500	—	4,500
Unrealized Loss	$(204)	$(882)	$(1,086)	$(154)	$—	$(154)
Agency MBS
Fair value	$192,947	$112,457	$305,404	$102,145	$62,669	$164,814
Amortized cost	210,448	138,528	348,976	104,336	65,429	169,765
Unrealized loss	$(17,501)	$(26,071)	$(43,572)	$(2,191)	$(2,760)	$(4,951)
ABS/CMBS/MBS*
Fair value	$148,272	$89,792	$238,064	$150,997	$3,935	$154,932
Amortized cost	165,163	108,802	273,965	153,235	4,036	157,271
Unrealized loss	$(16,891)	$(19,010)	$(35,901)	$(2,238)	$(101)	$(2,339)
Corporate
Fair value	$773,433	$184,317	$957,750	$217,791	$53,818	$271,609
Amortized cost	844,169	216,914	1,061,083	221,010	55,704	276,714
Unrealized loss	$(70,736)	$(32,597)	$(103,333)	$(3,219)	$(1,886)	$(5,105)
Municipal
Fair value	$418,864	$76,783	$495,647	$162,998	$15,037	$178,035
Amortized cost	493,485	108,879	602,364	166,602	15,714	182,316
Unrealized loss	$(74,621)	$(32,096)	$(106,717)	$(3,604)	$(677)	$(4,281)
Total fixed income
Fair value	$1,852,501	$470,782	$2,323,283	$642,717	$135,459	$778,176
Amortized cost	2,043,103	581,888	2,624,991	654,184	140,883	795,067
Unrealized loss	$(190,602)	$(111,106)	$(301,708)	$(11,467)	$(5,424)	$(16,891)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at September 30, 2022 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$2,084,118	$1,840,726	$(243,392)	80.7%
2	BBB	Baa	399,832	353,124	(46,708)	15.5%
3	BB	Ba	75,146	67,738	(7,408)	2.5%
4	B	B	65,238	61,152	(4,086)	1.3%
5	CCC	Caa	657	543	(114)	0.0%
6	CC or lower	Ca or lower	—	—	—	0.0%
		Total	$2,624,991	$2,323,283	$(301,708)	100.0%

Other Invested Assets

We had $48.8 million of other invested assets at September 30, 2022, compared to $50.5 million at December 31, 2021. Other invested assets include investments in low income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $14.2 million at September 30, 2022, compared to $16.6 million at December 31, 2021, and recognized a total tax benefit of $0.9 million during the third quarters of 2022 and 2021. For the nine-months ended
September 30, 2022, our LIHTC interests recognized a total benefit of $2.6 million, compared to $2.7 million for the same period in 2021. Our unfunded commitment for our LIHTC investments totaled $1.3 million at September 30, 2022 and will be paid out in installments through 2035.

As of September 30, 2022, $60.2 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of September 30, 2022, $50.0 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $28.9 million at September 30, 2022, compared to $28.6 million at December 31, 2021, and we had $5.7 million of associated unfunded commitments at September 30, 2022. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $58.1 million of investments in unconsolidated investees at September 30, 2022, compared to $171.3 million at December 31, 2021. Our investments accounted for under the equity method are primarily related to Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime). On September 30, 2022, we completed the sale of our investment in Maui Jim. See note 8 for more information on the sale. At September 30, 2022, our investment in Prime was $46.9 million. Other investments in unconsolidated investees totaled $11.2 million at September 30, 2022 and had unfunded commitments of $7.7 million.

Cash

Cash consists of uninvested balances in bank accounts. We had a cash balance of $723.5 million at September 30, 2022, compared to $88.8 million at December 31, 2021. Cash balances increased due to the sale of our investment in Maui Jim which was completed on September 30, 2022.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first nine months of 2022 and 2021:

	For the Nine Months
	Ended September 30,
(in thousands)	2022	2021
Unpaid losses and LAE at beginning of year
Gross	$2,043,555	$1,750,049
Ceded	(608,086)	(443,729)
Net	$1,435,469	$1,306,320

Increase (decrease) in incurred losses and LAE
Current accident year	$491,559	$452,542
Prior accident years	(103,032)	(96,968)
Total incurred	$388,527	$355,574

Loss and LAE payments for claims incurred
Current accident year	$(52,435)	$(58,411)
Prior accident years	(219,682)	(172,120)
Total paid	$(272,117)	$(230,531)

Net unpaid losses and LAE at September 30,	$1,551,879	$1,431,363

Unpaid losses and LAE at September 30,
Gross	$2,322,737	$2,033,517
Ceded	(770,858)	(602,154)
Net	$1,551,879	$1,431,363

For the first nine months of 2022, incurred losses and LAE included $103.0 million of favorable development on prior years’ loss reserves. General liability, professional services, transportation, executive products, commercial excess, marine and surety were drivers of the favorable development. No products experienced significant adverse development.

For the first nine months of 2021, incurred losses and LAE included $97.0 million of favorable development on prior years’ loss reserves. General liability, transportation, professional services, small commercial, commercial excess, personal umbrella and marine were drivers of the favorable development. No products experienced significant adverse development.

Actuarial models base future loss emergence on historical experience, with adjustments for current trends, and the appropriateness of these assumptions involved more uncertainty as of September 30, 2022. We expect the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite will be affected as a result of COVID-19 and the related economic impact. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations and changes in settlement trends. Our recorded reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

4. INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2022 was 20.7 percent and 20.0 percent, respectively, compared to 17.5 percent and 19.0 percent, respectively, for the same period in 2021. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective tax rate was higher for the three and nine-month periods in 2022, as higher pretax income, resulting from the gain on our sale of Maui Jim, decreased the percentage impact of tax-favored adjustments. The sale of Maui Jim also resulted in a larger current income taxes payable balance as of September 30, 2022.

Income tax expense attributable to income from operations for the three and nine-month periods ended September 30, 2022 and 2021 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended September 30, 2022				For the Nine Months Ended September 30, 2022
	2022		2021		2022		2021
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$116,487	21.0%	$7,442	21.0%	$127,401	21.0%	$47,731	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(95)	(0.0)%	(225)	(0.6)%	(2,270)	(0.4)%	(2,419)	(1.1)%
Tax exempt interest income	(280)	(0.1)%	(298)	(0.8)%	(850)	(0.1)%	(927)	(0.4)%
Dividends received deduction	(240)	(0.0)%	(223)	(0.6)%	(673)	(0.1)%	(707)	(0.3)%
Investment tax credit	(1,181)	(0.2)%	(801)	(2.3)%	(3,545)	(0.6)%	(2,404)	(1.0)%
ESOP dividends paid deduction	(136)	(0.0)%	(132)	(0.4)%	(404)	(0.0)%	(399)	(0.2)%
Nondeductible expenses	34	0.0%	642	1.8%	608	0.1%	1,879	0.8%
Other items, net	220	0.0%	(211)	(0.6)%	829	0.1%	468	0.2%
Total tax expense	$114,809	20.7%	$6,194	17.5%	$121,096	20.0%	$43,222	19.0%

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset. Unrealized losses on the investment portfolio during 2022 have moved us from a net deferred tax liability position as of December 31, 2021 to a net deferred tax asset position as of September 30, 2022.

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 3,237,225 awards under the 2015 LTIP, including 336,805 thus far in 2022.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2.4 million and $6.2 million in the three and nine-month periods ended September 30, 2022, respectively, compared to $1.6 million and $4.8 million, respectively, for the same period in 2021. The total income tax benefit was $0.4 million and $1.0 million for the three and nine-month periods ended September 30, 2022, compared to $0.2 million and $0.7 million, respectively, for the same period in 2021. Total unrecognized compensation expense relating to outstanding and unvested awards was $8.2 million, which will be recognized over the weighted average vesting period of 2.23 years.

Stock Options

Under the 2015 LTIP, as under the 2010 LTIP, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant (subject to adjustments for changes in our capitalization, special dividends and other events as set forth in such plans). Options generally vest and become exercisable over a five-year period and expire eight years after grant.

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

The following tables summarize option activity for the nine-month period ended September 30, 2022:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2022	1,669,325	$78.63
Options granted	320,100	115.27
Options exercised	(98,967)	59.98
Options canceled/forfeited	(9,485)	93.40
Outstanding options at September 30, 2022	1,880,973	$85.78	4.86	$37,402
Exercisable options at September 30, 2022	960,605	$71.37	3.48	$30,181

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $5.5 million and $8.4 million during the first nine months of 2022 and 2021, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2022		2021
Weighted-average fair value of grants	$20.99		$17.01
Risk-free interest rates	2.86%		0.70%
Dividend yield	2.50%		2.06%
Expected volatility	22.89%		22.73%
Expected option life	5.06	years	4.97	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $2.5 million and $2.2 million during the first nine months of 2022 and 2021, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2022	45,068	$97.67
Granted	16,705	116.60
Reinvested	291	108.78
Vested	(21,380)	93.07
Forfeited	(1,291)	76.82
Nonvested at September 30, 2022	39,393	$108.25

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months		For the Nine Months
Revenues	Ended September 30,		Ended September 30,
(in thousands)	2022	2021	2022	2021
Casualty	$179,615	$162,852	$528,494	$467,817
Property	80,844	60,886	222,974	168,393
Surety	31,009	29,651	91,962	86,774
Net premiums earned	$291,468	$253,389	$843,430	$722,984
Net investment income	21,270	17,844	57,625	50,929
Net realized gains	573,170	1,829	591,562	52,442
Net unrealized gains (losses) on equity securities	(26,414)	(2,592)	(155,218)	29,526
Total consolidated revenue	$859,494	$270,470	$1,337,399	$855,881

Net Earnings
(in thousands)	2022	2021	2022	2021
Casualty	$11,329	$22,949	$60,418	$74,254
Property	(8,308)	(16,558)	40,273	(8,684)
Surety	5,775	7,333	23,539	14,662
Net underwriting income	$8,796	$13,724	$124,230	$80,232
Net investment income	21,270	17,844	57,625	50,929
Net realized gains	573,170	1,829	591,562	52,442
Net unrealized gains (losses) on equity securities	(26,414)	(2,592)	(155,218)	29,526
General corporate expense and interest on debt	(4,768)	(4,411)	(14,587)	(15,244)
Equity in earnings (loss) of unconsolidated investees	(17,352)	9,043	3,061	29,407
Earnings before income taxes	$554,702	$35,437	$606,673	$227,292
Income tax expense	114,809	6,194	121,096	43,222
Net earnings	$439,893	$29,243	$485,577	$184,070

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Nine Months
Net Premiums Earned	Ended September 30,		Ended September 30,
(in thousands)	2022	2021	2022	2021
Casualty
Commercial excess and personal umbrella	$65,131	$56,285	$187,666	$161,287
General liability	25,284	23,156	74,130	67,616
Commercial transportation	24,205	22,571	71,774	60,926
Professional services	24,174	22,401	71,590	66,095
Small commercial	17,005	16,301	50,463	48,302
Executive products	6,556	5,461	20,208	15,785
Other casualty	17,260	16,677	52,663	47,806
Total	$179,615	$162,852	$528,494	$467,817
Property
Commercial property	$43,201	$28,683	$115,419	$76,488
Marine	29,592	25,416	84,499	72,737
Specialty personal	6,409	5,462	18,405	15,761
Other property	1,642	1,325	4,651	3,407
Total	$80,844	$60,886	$222,974	$168,393
Surety
Commercial	$12,057	$11,541	$35,423	$33,594
Miscellaneous	10,751	11,124	33,691	32,604
Contract	8,201	6,986	22,848	20,576
Total	$31,009	$29,651	$91,962	$86,774
Grand Total	$291,468	$253,389	$843,430	$722,984

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three and nine-month periods ended September 30, 2022 and 2021 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,272	$1,326	$3,686	$4,005
Variable lease cost	339	348	1,073	1,090
Sublease income	(139)	(123)	(416)	(369)
Total lease cost	$1,472	$1,551	$4,343	$4,726

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,387	$1,490	$3,987	$4,455

ROU assets obtained in exchange for new operating lease liabilities	$54	$4,434	$2,485	$4,699

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$—	$—	$1,250

Other non-cash reductions to ROU assets	$—	$48	$73	$48

(in thousands)	September 30, 2022		December 31, 2021
Operating lease ROU assets	$13,749		$14,765
Operating lease liabilities	$15,658		$16,905
Weighted-average remaining lease term - operating leases	4.31	years	4.52	years
Weighted-average discount rate - operating leases	2.07%		2.02%

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:

(in thousands)	September 30, 2022
2022	$1,448
2023	5,529
2024	3,552
2025	2,138
2026	1,285
2027	826
Thereafter	1,589
Total future minimum lease payments	$16,367
Less imputed interest	(709)
Total operating lease liability	$15,658

8. ACQUISITONS AND DISPOSTIONS

On September 30, 2022, RLI Corp. completed the sale of its equity method investment in Maui Jim to Kering Eyewear for cash proceeds of $686.6 million. We recognized a net realized gain of $574.5 million as a result of the sale, which was recorded in the net realized gain line item of the statement of earnings. In addition, we have the right to receive additional consideration based on customary post-closing working capital and other adjustments. Any gain related to the additional consideration will be recognized when received.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes, hurricanes, pandemics and terrorism), interest rates, state regulations, court decisions and changes in the law. One of the unique and challenging features of the property and casualty insurance business is that coverages must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will equal recorded amounts. If actual liabilities differ from recorded amounts, there will be an adverse or favorable effect on net earnings.

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

The surety segment specializes in writing small to large-sized commercial and contract surety coverages, including payment and performance bonds. We also offer miscellaneous bonds, including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our principals. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations, and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated interim financial statements in this quarterly report on Form 10-Q, and in note 12 to the consolidated financial statements in our 2021 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2022	2021	2022	2021
Net earnings	$439,893	$29,243	$485,577	$184,070
Income tax expense	114,809	6,194	121,096	43,222
Earnings before income taxes	$554,702	$35,437	$606,673	$227,292
Equity in (earnings) loss of unconsolidated investees	17,352	(9,043)	(3,061)	(29,407)
General corporate expenses	2,755	2,505	8,553	9,533
Interest expense on debt	2,013	1,906	6,034	5,711
Net unrealized (gains) losses on equity securities	26,414	2,592	155,218	(29,526)
Net realized gains	(573,170)	(1,829)	(591,562)	(52,442)
Net investment income	(21,270)	(17,844)	(57,625)	(50,929)
Net underwriting income	$8,796	$13,724	$124,230	$80,232

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

IMPACT OF COVID-19

Our processes and controls continue to operate effectively and we have been able to maintain high service and support levels for our customers throughout the COVID-19 pandemic. As of September 30, 2022, our premium production was unaffected by the direct impacts of the pandemic. However, actuarial models base future loss emergence on historical experience, with adjustments for current trends, and the appropriateness of these assumptions still involves greater uncertainty. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry experienced new issues throughout the pandemic, including the postponement of civil court cases, the extension of various statutes of limitations and changes in settlement trends. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

We continue to evaluate all aspects of our operations and are making necessary adjustments to manage our business. Our diversified portfolio of products and financial strength have allowed us to remain on solid footing. We believe we have a strong and sustainable underwriting approach that will allow us to weather the economic environment and any remaining uncertainty.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net premiums earned for the Group increased 17 percent, driven by growth from our casualty and property segments. Overall market declines resulted in $155.2 million of unrealized losses on equity securities in the first nine months of 2022, while positive market performance resulted in $29.5 million of unrealized gains in our equity portfolio in 2021. Investment income was up 13 percent, due to an increased average asset base and higher interest rates relative to the prior year. Realized gains during the first nine months of 2022 were comprised of $19.8 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $2.7 million of realized losses on the fixed income portfolio and a $574.5 million gain from the sale of our equity method investment in Maui Jim, Inc (Maui Jim). This compares to $50.6 million of realized gains on the equity portfolio, $1.7 million of realized gains on the fixed income portfolio and $0.1 million of other realized gains for the same period in 2021.

	For the Nine Months
	Ended September 30,
Consolidated Revenues (in thousands)	2022	2021
Net premiums earned	$843,430	$722,984
Net investment income	57,625	50,929
Net realized gains	591,562	52,442
Net unrealized gains (losses) on equity securities	(155,218)	29,526
Total consolidated revenue	$1,337,399	$855,881

Net earnings for the first nine months of 2022 totaled $485.6 million, compared to $184.1 million for the same period in 2021. The increase for 2022 was primarily attributed to the $437.7 million after tax earnings recognized from the sale of our equity method investment in Maui Jim. This gain was partially offset by $107.0 million of net after-tax realized and unrealized losses on equity securities, compared to $63.3 million of after-tax realized and unrealized gains in 2021. Underwriting results for 2022 were impacted by $40.0 million of pretax hurricane losses and $5.0 million of pretax storm losses. Comparatively, underwriting results for 2021 included $34.0 million of pretax hurricane losses and $25.0 million of pretax storm losses.

Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $103.0 million in the first nine months of 2022, compared to $97.0 million in 2021.

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

Underwriting income was $124.2 million on an 85.3 combined ratio for the first nine months of 2022, compared to $80.2 million on an 88.9 combined ratio in the same period of 2021. The loss ratio decreased to 46.1 from 49.2, due to lower levels of storm losses and higher levels of favorable development on prior years’ loss reserves in 2022. The Group’s expense ratio decreased to 39.2 from 39.7, with 2022 benefiting from a larger earned premium base.

Our equity in earnings of unconsolidated investees primarily relate to our investments in Maui Jim, a manufacturer of high-quality sunglasses, and Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. In the first nine months of 2022, $3.1 million of investee losses were recorded for Maui Jim, primarily due to transaction related expenses from the sale of the company. We recognized $9.3 million of investee earnings from Prime. Comparatively, the first nine months of 2021 reflected investee earnings of $19.7 million and $11.7 million from Maui Jim and Prime, respectively. The decrease in earnings from Prime is largely attributable to unrealized loss on their equity security portfolio.

Comprehensive earnings totaled $191.2 million for the first nine months of 2022, compared to $142.3 million for the first nine months of 2021. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive loss of $294.4 million in the first nine months of 2022 was attributable to higher interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $41.8 million of other comprehensive loss was recognized in 2021 as interest rates increased.

Premiums

Gross premiums written for the Group increased $171.6 million for the first nine months of 2022, compared to the same period of 2021. Growth was achieved in all three segments, though the increase was largely driven by products in the property and casualty segments. Net premiums earned increased $120.4 million, also driven by products in our casualty and property segments.

	Gross Premiums Written			Net Premiums Earned
	For the Nine Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Casualty
Commercial excess and personal umbrella	$247,750	$212,709	16%	$187,666	$161,287	16%
General liability	84,405	73,877	14%	74,130	67,616	10%
Commercial transportation	98,691	84,888	16%	71,774	60,926	18%
Professional services	79,406	74,044	7%	71,590	66,095	8%
Small commercial	55,529	52,784	5%	50,463	48,302	4%
Executive products	73,307	97,018	(24)%	20,208	15,785	28%
Other casualty	65,414	62,701	4%	52,663	47,806	10%
Total	$704,502	$658,021	7%	$528,494	$467,817	13%
Property
Commercial property	$241,800	$147,805	64%	$115,419	$76,488	51%
Marine	100,923	84,750	19%	84,499	72,737	16%
Specialty personal	21,338	18,127	18%	18,405	15,761	17%
Other property	7,468	5,914	26%	4,651	3,407	37%
Total	$371,529	$256,596	45%	$222,974	$168,393	32%
Surety
Commercial	$39,560	$36,988	7%	$35,423	$33,594	5%
Miscellaneous	38,394	35,866	7%	33,691	32,604	3%
Contract	27,713	22,654	22%	22,848	20,576	11%
Total	$105,667	$95,508	11%	$91,962	$86,774	6%
Grand Total	$1,181,698	$1,010,125	17%	$843,430	$722,984	17%

Casualty

Gross premiums written for the casualty segment were up $46.5 million in the first nine months of 2022. Gross premiums from commercial excess and personal umbrella increased $35.0 million, due to rate increases and an expanded distribution base. Increases in new construction projects led to the increase in general liability premium. Commercial transportation premium increased by $13.8 million, driven by our public transportation line, where customers put vehicles back in service on policies that were suspended throughout the first two years of the pandemic. Executive products premium decreased as a result of a more competitive market and the exit from our large account cyber and representations and warranties programs.

Property

Gross premiums written for the property segment were up $114.9 million in the first nine months of 2022. Our commercial property business was up $94.0 million, as rates on wind exposures continued to increase, building valuations rose and market disruption provided an opportunity to grow while strengthening terms and conditions. Rate increases, improved retention and new opportunities in the inland marine space led to $16.2 million of premium growth for our marine product.

Surety

Gross premiums written for the surety segment were up $10.2 million for the first nine months of 2022. Contract surety benefited from new construction opportunities and larger contract values, driven by the inflation of material prices. The growth in miscellaneous surety is broad based and has been supported by our focus on customer experience and technology. The expansion of existing accounts and new business resulted in increased premium for commercial surety.

Underwriting Income

	For the Nine Months
	Ended September 30,
	2022	2021
Underwriting Income (Loss) (in thousands)
Casualty	$60,418	$74,254
Property	40,273	(8,684)
Surety	23,539	14,662
Total	$124,230	$80,232

Combined Ratio
Casualty	88.6	84.1
Property	81.9	105.2
Surety	74.4	83.1
Total	85.3	88.9

Casualty

The casualty segment recorded underwriting income of $60.4 million in the first nine months of 2022, compared to $74.3 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $72.9 million, primarily on accident years 2018 through 2021. Favorable development was widespread, with notable amounts from general liability, professional services, transportation, executive products and commercial excess. In comparison, $83.6 million of reserves were released in the first nine months of 2021. General liability, transportation, professional services, small commercial, commercial excess and personal umbrella were drivers of the favorable development. Offsetting the favorable development, hurricane and storm losses on casualty-oriented package policies that include property coverage resulted in $7.5 million of losses in 2022 and $4.0 million of losses in 2021.

The combined ratio for the casualty segment was 88.6 in 2022, compared to 84.1 in 2021. The segment’s loss ratio was 52.8 in 2022, up from 48.9 in 2021. Lower levels of reserve releases on prior accident years and larger storm losses resulted in the higher loss ratio in 2022, while current accident year attritional losses were slightly improved. The expense ratio for the casualty segment was 35.8, up from 35.2 for the same period last year.

Property

The property segment recorded underwriting income of $40.3 million for the first nine months of 2022, compared to $8.7 million of underwriting loss for the same period last year. Underwriting results for 2022 included $20.8 million of favorable development on prior years’ loss and catastrophe reserves across all products, $33.0 million of hurricane losses and $4.5 million of other storm losses. Comparatively, the 2021 underwriting results included $10.8 million of favorable development on prior years’ loss and catastrophe reserves, $32.6 million of hurricane losses and $22.3 million of other storm losses.

Underwriting results for the first nine months of 2022 translated into a combined ratio of 81.9, compared to 105.2 for the same period last year. The segment’s loss ratio was 44.9 in 2022, down from 66.3 in 2021, due to lower levels of storm losses and larger reserve releases. The segment’s expense ratio decreased to 37.0 in 2022 from 38.9 in the prior year, with 2022 benefiting from a larger earned premium base.

Surety

The surety segment recorded underwriting income of $23.5 million for the first nine months of 2022, compared to $14.7 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2022 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $9.3 million. Comparatively, 2021 results included favorable development on prior accident years’ loss reserves, which decreased the segment’s loss and settlement expenses by $2.6 million.

The combined ratio for the surety segment totaled 74.4 for the first nine months of 2022, compared to 83.1 for the same period in 2021. The segment’s loss ratio was 10.4 in 2022, down from 17.4 in 2021 due to larger reserve releases. The expense ratio was 64.0, down from 65.7 in the prior year, as 2022 had a higher earned premium base.

Investment Income

Our investment portfolio generated net investment income of $57.6 million during the first nine months of 2022, an increase of 13.1 percent from that reported for the same period in 2021. The increase in investment income was due to higher interest rates as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first nine months of 2022 and 2021 were as follows:

	2022	2021
Pretax Yield
Taxable	2.82%	2.78%
Tax-Exempt	2.67%	2.63%
After-Tax Yield
Taxable	2.23%	2.20%
Tax-Exempt	2.53%	2.49%

The following table depicts the composition of our investment portfolio at September 30, 2022 as compared to December 31, 2021:

(in thousands)	September 30, 2022		December 31, 2021
Fixed income	$2,452,039	66.5%	$2,409,887	76.2%
Equity securities	462,988	12.6%	613,776	19.4%
Other invested assets	48,837	1.3%	50,501	1.6%
Cash	723,511	19.6%	88,804	2.8%
Total investments and cash	$3,687,375	100.0%	$3,162,968	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $42.2 million in the first nine months of 2022. Positive operating cash flows were used to purchase fixed income securities, which offset fair value declines resulting from higher interest rates. Average fixed income duration was 4.7 years at September 30, 2022, reflecting our current liability structure and sound capital position. The equity portfolio decreased by $150.8 million during the first nine months of 2022, as we reduced our risk asset profile and equity markets declined over the first nine months of the year.

Income Taxes

Our effective tax rate for the first nine months of 2022 was 20.0 percent, compared to 19.0 percent for the same period in 2021. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was higher for the first nine months of 2022, as higher pretax income, resulting from the gain on our sale of Maui Jim, decreased the percentage impact of tax-favored adjustments.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net premiums earned for the Group increased 15 percent, driven by growth from our property and casualty segments. Overall market declines resulted in $26.4 million of unrealized losses on equity securities in the third quarter of 2022, compared to $2.6 million of unrealized losses during the same period in 2021. Investment income was up 19 percent, due to an increased asset base and higher interest rates relative to the prior year. Realized gains during the third quarter of 2022 were comprised of $0.6 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $1.9 million of realized losses on the fixed income portfolio and a $574.5 million gain from the sale of equity method investment in Maui Jim. This compares to $1.7 million of realized gains on the equity portfolio, $0.2 million of realized gains on the fixed income portfolio and $0.1 million of other realized losses for the same period in 2021.

	For the Three Months
	Ended September 30,
Consolidated Revenues (in thousands)	2022	2021
Net premiums earned	$291,468	$253,389
Net investment income	21,270	17,844
Net realized gains	573,170	1,829
Net unrealized gains (losses) on equity securities	(26,414)	(2,592)
Total consolidated revenue	$859,494	$270,470

Net earnings for the third quarter of 2022 totaled $439.9 million, compared to $29.2 million for the same period in 2021. The increase for 2022 was primarily attributed to the $437.7 million after tax earnings recognized from the sale of our equity method investment in Maui Jim. This gain was partially offset by $20.4 million of net after-tax realized and unrealized losses on equity securities, compared to $0.7 million of after-tax realized and unrealized losses in 2021. Underwriting results for 2022 were impacted by $40.0 million of pretax hurricane losses. Underwriting results for 2021 were impacted by $34.0 million of pretax hurricane losses and $1.0 million of pretax losses from other storms. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $33.3 million in the third quarter of 2022, compared to $29.5 million in 2021.

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

Underwriting income was $8.8 million on a 97.0 combined ratio for the third quarter of 2022, compared to $13.7 million on a 94.6 combined ratio in the same period of 2021. The loss ratio decreased to 56.6 from 56.7, due to larger amounts of favorable development on prior years’ loss reserves and a higher earned premium base, which offset the impact of larger catastrophe loss during the third quarter. The Group’s expense ratio increased to 40.4 from 37.9. Improved year to date results led to higher levels of bonus and profit-sharing expense. Additionally, a one-time bonus related to the sale of our investment in Maui Jim was accrued for in the third quarter.

In the third quarter of 2022, $18.0 million of investee losses were recorded for Maui Jim, primarily due to transaction related expenses from the sale of the company, and $2.9 million of investee earnings were recorded for Prime. Comparatively, the third quarter of 2021 reflected investee earnings of $5.4 million and $4.4 million from Maui Jim and Prime, respectively.

Comprehensive earnings totaled $358.6 million for the third quarter of 2022, compared to $17.0 million for the same period in 2021. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive loss of $81.2 million in the third quarter of 2022 was attributable to higher interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $12.2 million of other comprehensive loss was recognized in 2021 as interest rates increased.

Premiums

Gross premiums written for the Group increased $47.5 million for the third quarter of 2022 when compared to the same period of 2021. Growth was achieved in all three segments, though the increase was largely driven by the property segment. Net premiums earned increased $38.1 million, driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended September 30,			Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Casualty
Commercial excess and personal umbrella	$84,452	$73,477	15%	$65,131	$56,285	16%
General liability	25,213	21,573	17%	25,284	23,156	9%
Commercial transportation	38,099	34,586	10%	24,205	22,571	7%
Professional services	27,016	25,516	6%	24,174	22,401	8%
Small commercial	18,592	17,573	6%	17,005	16,301	4%
Executive products	27,685	40,113	(31)%	6,556	5,461	20%
Other casualty	19,309	19,958	(3)%	17,260	16,677	3%
Total	$240,366	$232,796	3%	$179,615	$162,852	10%
Property
Commercial property	$79,652	$53,023	50%	$43,201	$28,683	51%
Marine	35,927	28,618	26%	29,592	25,416	16%
Specialty personal	7,517	6,447	17%	6,409	5,462	17%
Other property	2,987	2,060	45%	1,642	1,325	24%
Total	$126,083	$90,148	40%	$80,844	$60,886	33%
Surety
Commercial	$14,330	$13,605	5%	$12,057	$11,541	4%
Miscellaneous	12,580	11,899	6%	10,751	11,124	(3)%
Contract	10,391	7,798	33%	8,201	6,986	17%
Total	$37,301	$33,302	12%	$31,009	$29,651	5%
Grand Total	$403,750	$356,246	13%	$291,468	$253,389	15%

Casualty

Gross premiums written for the casualty segment were up $7.6 million in the third quarter of 2022. Gross premiums from commercial excess and personal umbrella increased $11.0 million, due to rate increases and an expanded distribution base. Increases in new construction projects led to the increase in general liability. Commercial transportation premium increased by $3.5 million, driven by our public transportation line, where customers put vehicles back in service on policies that were suspended throughout the first two years of the pandemic. Executive products premium was down as a result of a more competitive market and the exit from our large account cyber and representations and warranties programs.

Property

Gross premiums written for the property segment were up $35.9 million in the third quarter of 2022. Our commercial property business was up $26.6 million, as rates on wind exposures continued to increase, building valuations rose and market disruption provided an opportunity to grow while strengthening terms and conditions. Rate increases and new opportunities in the inland marine space led to $7.3 million of premium growth for our marine product.

Surety

Gross premiums written for the surety segment were up $4.0 million for the third quarter of 2022. Contract surety benefited from new construction opportunities and larger contract values, driven by the inflation of material prices. Commercial surety premium increased as a result of new business and the expansion of existing accounts.

Underwriting Income

	For the Three Months
	Ended September 30,
	2022	2021
Underwriting Income (Loss) (in thousands)
Casualty	$11,329	$22,949
Property	(8,308)	(16,558)
Surety	5,775	7,333
Total	$8,796	$13,724

Combined Ratio
Casualty	93.7	85.9
Property	110.3	127.2
Surety	81.4	75.3
Total	97.0	94.6

Casualty

The casualty segment recorded underwriting income of $11.3 million in the third quarter of 2022, compared to $22.9 million for the same period last year. Reserve releases reduced loss and settlement expenses for the casualty segment by $28.0 million, primarily on accident years 2016 through 2021. Products which generated the majority of the favorable development included general liability, commercial excess and executive products. In comparison, $26.0 million of reserves were released in the third quarter of 2021. Transportation, general liability and commercial excess were drivers of the favorable development. Offsetting the favorable development, hurricane and storm losses on casualty-oriented package policies that include property coverage resulted in $7.0 million of losses in 2022 and $1.6 million of losses in 2021.

The combined ratio for the casualty segment was 93.7 in 2022, compared to 85.9 in 2021. The segment’s loss ratio was 56.1 in 2022, up from 51.7 in 2021. Larger hurricane losses resulted in the higher loss ratio in 2022. The expense ratio for the casualty segment was 37.6, up from 34.2 for the same period last year, primarily due to larger bonus accruals associated with improved year to date metrics and the Maui Jim sale.

Property

The property segment recorded underwriting loss of $8.3 million for the third quarter of 2022, compared to $16.6 million of underwriting loss for the same period last year. Underwriting results for 2022 included $3.5 million of favorable development on prior years’ loss and catastrophe reserves and $33.0 million of hurricane losses. Comparatively, the 2021 underwriting results included $0.9 million of favorable development on prior years’ loss and catastrophe reserves, $32.6 million of hurricane losses and $0.7 million of storm losses.

Underwriting results for the third quarter of 2022 translated into a combined ratio of 110.3, compared to 127.2 for the same period last year. The segment’s loss ratio was 73.4 in 2022, down from 91.5 in 2021, due to larger levels of favorable development on prior years’ reserves and a higher earned premium base, which helped to offset the impact of catastrophe losses. The segment’s expense ratio increased to 36.9 in 2022 from 35.7 in the prior year.

Surety

The surety segment recorded underwriting income of $5.8 million for the third quarter of 2022, compared to $7.3 million for the same period last year. Both periods reflected positive current accident year underwriting performance. Results for 2022 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $1.8 million. Comparatively, 2021 results included $2.5 million of favorable development on prior accident years’ loss reserves.

The combined ratio for the surety segment totaled 81.4 for the third quarter of 2022, compared to 75.3 for the same period in 2021. The segment’s loss ratio was 16.2 in 2022, up from 12.9 in 2021 due to differences in prior accident year reserve development. The expense ratio was 65.2, up from 62.4 in the prior year.

Investment Income

Our investment portfolio generated net investment income of $21.3 million during the third quarter of 2022, an increase of 19.2 percent from that reported for the same period in 2021. The increase in investment income was largely due to an increased asset base and higher interest rates relative to the prior year.

Yields on our fixed income investments for the third quarter of 2022 and 2021 were as follows:

	2022	2021
Pretax Yield
Taxable	2.91%	2.70%
Tax-Exempt	2.69%	2.64%
After-Tax Yield
Taxable	2.30%	2.13%
Tax-Exempt	2.55%	2.50%

Income Taxes

Our effective tax rate for the third quarter of 2022 was 20.7 percent, compared to 17.5 percent for the same period in 2021. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective rate was higher for the third quarter of 2022, as higher pretax income, resulting from the gain on our sale of Maui Jim, decreased the percentage impact of tax-favored adjustments.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2022 and 2021:

(in thousands)	2022	2021
Operating cash flows	$282,886	$280,441
Investing cash flows	384,536	(220,265)
Financing cash flows	(32,715)	(32,775)
Total	$634,707	$27,401

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first nine months of 2022 benefited from increased premium receipts relative to the first nine months of 2021, but were partially offset by increased levels of loss and settlement expense payments. Investing cash flows reflects the cash received from the sale of our investment in Maui Jim at the end of the third quarter.

We have $199.8 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The estimated fair value for the senior notes at September 30, 2022 was $150.0 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities. Additionally, RLI Insurance Company borrowed $50.0 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 10, 2021. The borrowing matures on November 10, 2023 and has an option to be paid off early on November 10, 2022. Interest is paid monthly at an annualized rate of 0.84 percent.

As of September 30, 2022, we had cash and other investments maturing within one year of approximately $929.9 million and an additional $851.5 million maturing between one to five years. The cash balance was elevated by the cash proceeds received from our sale of Maui Jim on September 30, 2022. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during the first quarter of 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. As of and during the nine-month period ended September 30, 2022, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of September 30, 2022, $60.2 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at September 30, 2022 have increased $524.4 million from December 31, 2021. As of September 30, 2022, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$349,419	$340,442	$(8,977)	9.2%	AAA
U.S. agency	59,048	56,935	(2,113)	1.5%	AAA
Non-U.S. government & agency	6,798	5,712	(1,086)	0.2%	BBB+
Agency MBS	360,429	317,029	(43,400)	8.6%	AAA
ABS/CMBS/MBS**	277,401	241,512	(35,889)	6.6%	AA+
Corporate	1,067,473	963,869	(103,604)	26.1%	BBB+
Municipal	633,063	526,540	(106,523)	14.3%	AA
Total fixed income	$2,753,631	$2,452,039	$(301,592)	66.5%	AA-
Equity	327,964	462,988	135,024	12.6%
Other invested assets	43,738	48,837	5,099	1.3%
Cash	723,511	723,511	—	19.6%
Total portfolio	$3,848,844	$3,687,375	$(161,469)	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of September 30, 2022, our fixed income portfolio had the following rating distribution:

AAA	40.5%
AA	18.3%
A	20.7%
BBB	12.4%
BB	3.1%
B	2.2%
CCC	0.0%
NR	2.8%
Total	100.0%

As of September 30, 2022, our fixed income portfolio remained well diversified, with 1,639 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of September 30, 2022, we had $128.2 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of September 30, 2022, we had $113.4 million in commercial mortgage-backed securities and $317.0 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 6.6 percent of our investment portfolio at quarter end.

We had $963.9 million in corporate fixed income securities as of September 30, 2022, which includes $98.8 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

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

As of September 30, 2022, our equity portfolio had a dividend yield of 2.5 percent, compared to 1.8 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 92 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $58.1 million of investments in unconsolidated investees at September 30, 2022, compared to $171.3 million at December 31, 2021. At September 30, 2022 our investment in Prime was $47.0 million. During the third quarter, we completed the sale of our equity method investment in Maui Jim to Kering Eyewear for cash proceeds of $686.6 million. We recognized net realized gains of $574.5 million as a result of the sale. As always, our top priority is to ensure we have adequate capital to support our business. However, we have demonstrated discipline in returning capital to shareholders if it exceeds our near-term needs.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of September 30, 2022, our capital structure consisted of $199.8 million in long-term debt and $1.4 billion of shareholders’ equity. Debt outstanding comprised 12.5 percent of total capital as of September 30, 2022. Interest and fees on debt obligations totaled $6.0 million for the first nine months of 2022, compared to $5.7 million during the same period of 2021. We incurred interest expense on debt at an average annual interest rate of 3.89 percent during the first nine months of 2022, compared to 4.91 percent for the same time period during 2021.

We paid a regular quarterly cash dividend of $0.26 per share on September 20, 2022, the same amount as the prior quarter. We have increased dividends in each of the last 47 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2022, our holding company had $1.4 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $828.9 million in liquid assets, which was elevated by the cash proceeds received from the sale of Maui Jim at the end of the quarter. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first nine months of 2022, RLI Ins. paid $13.0 million in ordinary dividends to RLI Corp. In 2021, our principal insurance subsidiary paid ordinary dividends totaling $70.0 million and extraordinary dividends totaling $110.0 million. As of September 30, 2022, $83.1 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of AA-, with 79 percent rated A or better by at least two nationally recognized rating organizations.

On an overall basis, our exposure to market risk has not significantly changed from that reported in our 2021 Annual Report on Form 10-K.

Item 4.Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings – There were no material changes to report.

Item 1A. Risk Factors – There were no material changes to report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2022. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 3.Defaults Upon Senior Securities - Not Applicable.

Item 4.Mine Safety Disclosures - Not Applicable.

Item 5.Other Information - Not Applicable.

Item 6.Exhibits

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

Date: October 21, 2022