Form 10-K
period 2022-12-31
RLI CORP
filed 2023-02-24
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2022, based upon the closing sale price of the Common Stock on June 30, 2022 as reported on the New York Stock Exchange, was $5,418,104,534. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on February 13, 2023 was 45,514,193.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2023 annual meeting of shareholders are incorporated herein by reference into Part III of this document.

RLI Corp.

PART I

Item 1. Business

RLI Corp. was founded in 1965. References to “the Company,” “we,” “our,” “us” or like terms refer to the business of RLI Corp. and its subsidiaries. We underwrite select property, casualty and surety products through major subsidiaries collectively known as RLI Insurance Group. We conduct operations principally through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois. We have no material foreign operations.

As a specialty insurance company with a niche focus, we offer insurance coverages in the specialty admitted and excess and surplus markets. We distribute our property and casualty insurance through locations across the country that market to wholesale and retail brokers, independent agents and carrier partners. We offer limited coverages on a direct basis to select insureds, as well as various reinsurance coverages. From time to time, we also write a limited amount of business under agreements with managing general agents under the direction of our product leadership.

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

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Many of these risks are unique and hard to place in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2022, our specialty admitted operations produced gross premiums written of $916.0 million, representing approximately 59 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows the Company to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than in the standard admitted market. The excess and surplus lines environment and production model effectively filter submission flow and match market opportunities to our expertise and appetite. According to AM Best, the excess and surplus market represents less than 10 percent of the entire domestic property and casualty industry, as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $617.8 million, or 39 percent, of our total gross premiums written in 2022.

SPECIALTY REINSURANCE MARKET

We write business in the specialty reinsurance market. This business is generally written on a portfolio (treaty) basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its reinsurance clients. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. For 2022, our specialty reinsurance operations wrote gross premiums of $31.7 million, representing approximately 2 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

The segments of our insurance operations are casualty, property and surety. For additional information, see note 12 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. The table below summarizes the composition of net premiums earned by major product.

	Year ended December 31,
(in thousands)	2022		2021		2020
CASUALTY
Commercial excess and personal umbrella	$253,921	22%	$219,437	22%	$178,214	21%
General liability	100,374	9%	90,853	9%	91,653	11%
Commercial transportation	96,992	8%	83,352	8%	64,624	7%
Professional services	95,187	9%	88,855	9%	85,196	10%
Small commercial	67,673	6%	64,660	7%	63,357	7%
Executive products	26,606	2%	21,873	2%	26,509	3%
Other casualty	71,079	6%	64,609	8%	59,968	7%
Total	$711,832	62%	$633,639	65%	$569,521	66%

PROPERTY
Commercial property	$163,078	14%	$107,941	11%	$79,406	9%
Marine	113,208	10%	97,745	10%	81,852	10%
Other property	31,600	3%	26,151	2%	22,462	2%
Total	$307,886	27%	$231,837	23%	$183,720	21%

SURETY
Commercial	$47,652	4%	$43,738	4%	$42,872	5%
Miscellaneous	45,826	4%	43,982	5%	42,292	5%
Contract	31,240	3%	27,707	3%	27,342	3%
Total	$124,718	11%	$115,427	12%	$112,506	13%
Grand total	$1,144,436	100%	$980,903	100%	$865,747	100%

CASUALTY SEGMENT

Commercial Excess and Personal Umbrella

Our commercial excess coverage is written in excess of primary liability insurance provided by other carriers and, in some cases, in excess of primary liability written by the Company. The personal umbrella coverage is generally written in excess of homeowners’ and automobile liability coverage provided by other carriers.

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

Commercial Transportation

Our transportation insurance provides commercial automobile liability and physical damage insurance to local, intermediate and long-haul truckers, public transportation entities and other types of specialty commercial automobile risks. We also offer incidental related insurance coverages including general liability, excess liability and motor truck cargo. We produce business through independent agents and brokers nationwide.

Professional Services

We offer professional liability coverages focused on providing errors and omission coverage for small to medium-sized design, technical, computer and other miscellaneous professionals. Our product suite for these customers also includes a full array of multi-peril package products including general liability, property, automobile, excess liability and workers’ compensation coverages. This business primarily markets its products through specialty retail agents nationwide.

Small Commercial

Our small commercial business offers property and casualty insurance coverages for small to mid-sized contractors, focused on the construction industry. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages, as well as commercial automobile, property and excess coverage. These products are primarily marketed through retail agents.

Executive Products

We provide a suite of management liability coverages, such as directors and officers (D&O) liability insurance, fiduciary liability, employment practice liability and fidelity coverages, for a variety of risk classes, including both public and private businesses. Our publicly traded D&O appetite generally focuses on offering excess Side A D&O coverage (where corporations cannot indemnify the individual directors and officers) as well as excess full coverage D&O. Additionally, we offered excess cyber liability coverage for medium to large-sized public and private businesses, but exited this business on a runoff basis in 2021.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage for a variety of small business owners who work from their own home. We have a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). Through our reinsurance agreement with Prime, we assume general liability, excess, commercial auto, property and professional liability coverages on hard-to-place risks that are written in the excess and surplus and admitted insurance markets. Separately, we assume mortgage reinsurance, which provides credit risk transfer on pools of mortgages. We also offer general liability and package coverages through a general binding authority (GBA) group, a program in which select surplus lines producers are granted limited authority through our on-line system to bind business on behalf of the Company.

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

Other Property

We offer specialized homeowners’ insurance, primarily homeowners’ and dwelling fire insurance through retail agents in Hawaii, as well as property coverages through our general binding authority group.

SURETY SEGMENT

Commercial

We offer a large variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the financial, healthcare as well as on and offshore energy, petrochemical and refining industries. These risks are underwritten on an account basis and coverage is marketed through a select number of regional and national brokers with surety expertise.

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

DIGITAL AND DIRECT

We utilize digital efforts to produce and efficiently process and service business including home business, general binding authority, small commercial and personal umbrella risks and surety bonding. On a direct basis, we also assume premium on various reinsurance treaties.

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,600 companies actively market property and casualty coverages. Our primary competitors in the casualty segment include Arch, Aspen, Berkley, Chubb, CNA, Great American, Great West, Hartford, Hudson, James River, Kinsale, Lancer, Markel, Protective, RSUI, Sompo, Travelers, USLI and Zurich. Primary competitors in the property segment include AmRisc, Arch, Chubb, CNA, Golden Bear, Lexington, Liberty Mutual, Palomar, RSUI, Sompo, Travelers and Velocity. Primary competitors in the surety segment are Arch, Chubb, CNA, Great American, Hartford, Intact, Liberty Mutual, Markel, Merchants, Philadelphia, Sompo, Swiss Re, Travelers and Zurich. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, consistency and quality service to the agents and policyholders, at a fair price. We compete favorably, in part, because of our sound financial condition and reputation, as well as our broad, geographic footprint in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In the casualty, property and surety areas, we have experienced underwriting and claim specialists in our branch and home offices. We continue to maintain our underwriting standards by not seeking market share at the expense of underwriting profit. We have a track record of withdrawing from markets when conditions become overly adverse and offering new coverages and programs where the opportunity exists to provide needed insurance coverage with exceptional service on a profitable basis.

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

At December 31, 2022, the following ratings were assigned to our insurance companies:

AM Best
RLI Ins., Mt. Hawley and CBIC* (group-rated)	A+, Superior
Standard & Poor’s
RLI Ins. and Mt. Hawley	A, Strong
Moody’s
RLI Ins. and Mt. Hawley	A2

*CBIC is only rated by AM Best

For AM Best, Standard & Poor’s and Moody’s, the financial strength ratings represented above are affirmations of previously assigned ratings. In addition to assigning a financial strength rating, AM Best also assigns financial size categories. In December 2022, RLI Ins., Mt. Hawley and CBIC, which are collectively rated as a group, were assigned a financial size category of XII (adjusted policyholders’ surplus of between $1 billion and $1.25 billion). As of December 31, 2022, the policyholders’ statutory surplus of RLI Insurance Group totaled $1.4 billion, which results in AM Best’s financial size category of XIII (adjusted policyholders’ surplus of between $1.25 billion and $1.5 billion).

REINSURANCE

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance, paying or ceding to the reinsurer a portion of the premiums received on such policies. These arrangements allow the Company to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are evaluated each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. The following table illustrates the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,
(in thousands)	2022	2021	2020
PREMIUMS WRITTEN
Direct and Assumed	$1,565,486	$1,347,354	$1,136,432
Reinsurance ceded	(323,950)	(289,821)	(244,344)
Net	$1,241,536	$1,057,533	$892,088
PREMIUMS EARNED
Direct and Assumed	$1,460,845	$1,253,296	$1,090,259
Reinsurance ceded	(316,409)	(272,393)	(224,512)
Net	$1,144,436	$980,903	$865,747

Reinsurance is subject to certain risks, specifically market risk, which affects the cost and ability to secure reinsurance contracts, and credit risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. We strive to purchase reinsurance from financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, reviews and approves our security guidelines and reinsurer usage. More than 93 percent of our reinsurance recoverables are due from companies with financial strength ratings of A or better by AM Best and Standard & Poor’s rating services.

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

Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. We may choose to participate in the reinsurance layers purchased by retaining a percentage of the layer. It is common to find conditions in excess of loss covers such as occurrence limits, aggregate limits and reinstatement premium charges. Occurrence limits cap our recovery for multiple losses caused by the same event. Aggregate limits cap our recovery for all losses ceded during the contract term. We may be required to pay additional premium to reinstate the reinsurance limits for potential future recoveries during the same contract year.

Excluding catastrophe reinsurance, the table below summarizes the reinsurance treaty coverage currently in effect. We may purchase facultative coverage in excess of the per risk limits shown.

				Per Risk
(in millions)		Renewal	Attachment	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Point	Purchased	Retention *
General liability	Excess of Loss	1/1	$1.0	$9.0	$2.8
Commercial excess	Excess of Loss	1/1	1.0	9.0	2.8
Personal umbrella	Excess of Loss	1/1	1.0	9.0	2.8
Commercial transportation	Excess of Loss	1/1	1.0	9.0	2.8
Package - liability and workers' comp	Excess of Loss	1/1	1.0	10.0	4.3
Workers' compensation catastrophe	Excess of Loss	1/1	11.0	14.0	—	**
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Executive products	Quota Share	7/1	N/A	25.0	6.3
Property - risk cover	Excess of Loss	1/1	2.0	23.0	4.7
Marine	Excess of Loss	6/1	2.5	27.5	2.5
Surety	Excess of Loss	4/1	2.0	73.0	9.7	***

*Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.

**	The workers’ compensation catastrophe treaty responds after our package liability and workers’ compensation excess of loss treaty with no additional retention.
***	A limited number of commercial surety accounts are permitted to exceed the $75.0 million limit. These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance treaties. In the last renewal cycle, we increased attachment points on property reinsurance structures and increased co-participations within the ceded layers of property and casualty structures.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms and certain other aggregating events. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our catastrophe lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we may reduce exposure and may purchase less reinsurance as this capacity becomes unnecessary. Our reinsurance coverage for 2021 through 2023 are shown in the following table:

Catastrophe Coverages

(in millions)

	2023		2022		2021
	First-Dollar		First-Dollar		First-Dollar
	Retention	Limit	Retention	Limit	Retention	Limit
California earthquake	$25	$700	$25	$750	$25	$500
Non-California earthquake	50	700	25	775	25	525
Other perils, including wind	50	600	25	625	25	375

These catastrophe limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages. We have participated in the catastrophe layers purchased by retaining a percentage of each layer throughout this period. Our participation has varied based on price and the amount of risk transferred by each layer. All layers of the treaty include one reinstatement.

Our property catastrophe program continues to be applied on an excess of loss basis. It attaches after all other applicable reinsurance has been considered. Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. The following charts use information from our catastrophe modeling software to illustrate our pre-tax net retention resulting from particular events that would generate the gross losses.

California Earthquake		Earthquake outside of California, Wind, Other Perils
(in millions)		(in millions)

Modeled Gross Loss	Modeled Net Loss	Modeled Gross Loss	Modeled Net Loss
$50	$27	$50	$49
100	38	100	71
200	59	200	94
300	74	300	117
400	90	400	126
500	99	500	134
600	106	600	141
700	111	650	145

In the above tables, projected losses for 2023 were estimated based on our exposure as of December 31, 2022, utilizing the treaty structure in place as of January 1, 2023. The tables were generated using theoretical probabilities of events occurring in areas where our portfolio of in-force policies could generate the level of loss illustrated. Actual results could vary significantly from these tables as the actual nature or severity of a particular event cannot be accurately predicted. Reinsurance limits are purchased based on the anticipated losses from large events. The largest losses shown above are possible, but have a lower probability of actually occurring. However, there is a remote chance that a larger event could occur. If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our catastrophe reinsurance.

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

We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the catastrophe modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the catastrophe reinsurance treaty purchased on January 1, 2023, there is a 99.6 percent likelihood that the net loss will be less than 10.8 percent of policyholders’ statutory surplus as of December 31, 2022. Comparatively, based on the catastrophe reinsurance treaty purchased on January 1, 2022, there was a 99.6 percent likelihood that the net loss would have been less than 4.6 percent of policyholders’ statutory surplus as of December 31, 2021. Over the past five years, the comparative net loss each year at a 99.6 percent likelihood ranged from 4.6 percent of surplus to 16.2 percent of surplus. The exposure levels are within our tolerances for this risk.

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

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Statutory net premiums written	$1,241,536	$1,057,533	$892,088	$860,337	$823,175
Policyholders’ surplus	1,407,925	1,240,649	1,121,592	1,029,671	829,775
Ratio	0.9 to 1	0.9 to 1	0.8 to 1	0.8 to 1	1.0 to 1

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

	Year Ended December 31,
	2022	2021	2020	2019	2018
Loss ratio	44.9	46.5	51.2	49.3	54.1
Expense ratio	39.5	40.3	40.8	42.6	40.6
Combined ratio	84.4	86.8	92.0	91.9	94.7

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

	Year Ended December 31,
Statutory	2022		2021		2020		2019		2018
Statutory loss ratio	44.9		46.5		51.0		49.3		54.1
Statutory expense ratio	38.3		38.8		40.8		41.8		39.9
Statutory combined ratio	83.2		85.3		91.8		91.1		94.0

P&C industry combined ratio	107.4	*	99.7	**	98.8	**	98.9	**	99.2	**
*	Source: Conning (2022). Property-Casualty Forecast & Analysis: By Line of Insurance, Fourth Quarter 2022. Estimated for the year ended December 31, 2022.

**Source: AM Best (2022). Aggregate & Averages – Property/Casualty, United States & Canada. 2018 – 2021.

INVESTMENTS

Our investment portfolio serves as a resource for loss payments and secondarily as a source of income to support operations. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on growing book value through total return. Investments of the highest quality and marketability are critical for preserving our claims-paying ability. In addition, we have a diversified investment portfolio that distributes credit risk across many issuers and an investment policy that limits aggregate credit exposure. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our growth in book value over time. Our portfolio does not contain derivatives.

Investment portfolios are managed both internally and externally by experienced portfolio managers. We follow an investment policy that is reviewed quarterly and revised periodically, with oversight conducted by our senior officers and board of directors.

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. The fixed income portfolio was 82 percent of the total portfolio, up 6 percent from the prior year, while the equity allocation was 15 percent of the overall portfolio, down 4 percent from the previous year. Other invested assets represented 1 percent of the total portfolio and include investments in low-income housing tax credit partnerships, membership stock in the Federal Home Loan Bank of Chicago and investments in private funds. The remaining 2 percent was made up of cash and short-term investments. As of December 31, 2022, 81 percent of the fixed income portfolio was rated A or better and 61 percent was rated AA or better.

We classify all of the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. Beyond available operating cash flow, the portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure. Aggregate maturities for the fixed income portfolio as of December 31, 2022, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$332,951	$331,761
Due after one year through five years	916,676	873,530
Due after five years through 10 years	522,104	474,025
Due after 10 years	523,729	415,092
ABS/CMBS/MBS*	649,813	572,542
Total available-for-sale	$2,945,273	$2,666,950
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

We had cash and fixed income securities maturing within one year of $390.9 million at year-end 2022. This total represented 12 percent of cash and investments, compared to 5 percent at year-end 2021.

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

The primary focus of state regulation of insurance companies is financial solvency and market conduct practices. Regulations designed to ensure the financial solvency of insurers are enforced by various filing, reporting and examination requirements. Marketplace oversight is conducted by monitoring and periodically examining trade practices, approving policy forms, licensing agents and brokers and requiring the filing and, in some cases, approval of premiums and commission rates to ensure they are fair and adequate.

Because our insurance company subsidiaries operate in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam, we must comply with the individual insurance laws, regulations, rules and case law of each state and territory, including those regulating the filing of insurance rates and forms. Each of our three insurance company subsidiaries are domiciled in Illinois, with the Illinois Department of Insurance (IDOI) as its principal insurance regulator. Changes to the state insurance regulatory requirements are frequent, including changes caused by state legislation, regulations by the state insurance departments and court rulings.

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

The NAIC uses a risk-based capital (RBC) model to monitor and regulate the solvency of licensed property and casualty insurance companies. Illinois has adopted a version of the NAIC’s model law. The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and loss adjustment expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action. RBC is calculated annually by insurers, as of December 31 of each year. As of December 31, 2022, each of our insurance company subsidiaries had RBC levels significantly in excess of the company action level RBC, defined as being 200 percent of the authorized control level RBC, which would prompt corrective action under Illinois law. RLI Ins., our principal insurance company subsidiary, had an authorized control level RBC of $249.7 million compared to actual statutory capital and surplus of $1.4 billion as of December 31, 2022, resulting in statutory capital that is more than five times the authorized control level. The calculation of RBC requires certain judgments to be made, and, accordingly, each of our insurance company subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination. In addition, in 2022, the Illinois Department of Insurance amended its regulations by adopting the NAIC’s Group Capital Standards. This new Group Capital calculation will expand our existing RBC calculations to include (i) capital requirements for other regulated entities in the RLI Group, and (ii) defined capital calculations for other RLI Group entities that are unregulated. We expect our Group Capital calculation to be well over any regulatory minimum threshold.

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

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the NAIC. The most recent examination report of our insurance company subsidiaries completed by the IDOI was issued on November 27, 2018, for the five-year period ending December 31, 2017. The examination report is available to the public. An exam for the five-year period ending December 31, 2022 will be conducted in 2023.

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

In light of the number and severity of U.S. company data breaches, a number of states have enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds. In 2017, the New York State Department of Financial Services (NYDFS) enacted a cybersecurity regulation. This regulation requires banks, insurance companies and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” We have implemented the requirements of the regulation and are in compliance with it.

The NAIC adopted the Insurer Climate Risk Disclosure Data Survey to provide regulators with information about the assessment of risks posed by climate change to insurers and the actions insurers are taking in response to their understanding of climate change risks. In 2022, the Company provided responses for reporting year 2021 which may be accessed on the California Department of Insurance’s website.

The rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the ability of a ceding insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a ceding insurer will only enter into a reinsurance agreement if it can obtain credit against its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled ceding companies, credit is usually granted when the reinsurer is licensed, accredited or certified in the state where the ceding company is domiciled. States also generally permit ceding insurers to take credit for reinsurance if the reinsurer is: (1) domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the primary insurer’s state of domicile and (2) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.

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

FEDERAL LEGISLATION AND REGULATION

The U.S. insurance industry is not currently subject to any significant federal regulation related to the business of insurance and instead is regulated principally at the state level. The Company is subject to a number of federal regulatory requirements related to securities, employment practices, qualified employee benefits plans and financial disclosures, among others.

As part of the passage of the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) in January 2015, the National Association of Registered Agents and Brokers (NARAB) was established by federal law, which was expected to streamline insurance agent/broker licensing. There has been little progress in implementing the provisions of NARAB to date.

Other federal laws and regulations apply to many aspects of our company and its business operations. This federal regulation includes, without limitation, laws affecting privacy and data security and credit reporting — examples of which include the Gramm-Leach-Bliley Act, Fair Credit Reporting Act and Fair and Accurate Credit Transactions Act. It also includes international economic and trade sanctions — examples of which include the Office of Foreign Asset Control (OFAC) and the Iran Threat Reduction and Syrian Human Rights Act (ITR/SHR). ITR/SHR generally prohibits U.S. companies from engaging in certain transactions with the government of Iran or certain Iranian businesses, including the provision of insurance or reinsurance. Under ITR/SHR, we must disclose whether RLI Corp. or any of its affiliates knowingly engaged in certain specified activities identified in that law. For the year 2022, neither RLI Corp. nor its affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act, as required by the ITR/SHR.

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

HUMAN CAPITAL

RLI is a specialty underwriting company whose achievement emanates from our entrepreneurial, ownership culture. We strive to hire top underwriting and claim talent, who work closely with our customers throughout the United States. Compensation plans are designed to reward profitability and shareholder value creation to better align compensation with the longer-term nature of insurance products and stakeholder expectations. Underwriters have the resources and authority to operate within established underwriting guidelines and share in the rewards when they succeed. We solicit employee feedback to help ensure employees are engaged, feel valued and are contributing to our success.

As of December 31, 2022, the Company employed 1,001 associates throughout the United States and the average employee tenure was 9.2 years. We prefer to utilize our own underwriting, claims and support staff, given the complex nature of our products.

The niche markets we operate within require unique experience and deep knowledge to select appropriate risks and serve our customers. Ensuring a seamless transfer of knowledge as employees retire and developing newer talent continues to be a focus of the Company. We enable employees to maintain and expand their industry knowledge and technical expertise through education and training, as well as through memberships in industry and trade associations. We leverage the services of a limited number of third-party contractors when it is difficult to hire employees that address a needed skill set outside of our core insurance functions or when efficiencies can be gained.

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

An important element of the Total Rewards program is to promote alignment of employee and shareholder interests, which is achieved through the Company’s Employee Stock Ownership Plan (ESOP) and long-term incentive plan (LTIP). The ESOP is a qualified retirement plan that provides shares of RLI Corp. stock to employees based on the profitability of the Company, while management is granted stock options and restricted stock units through the LTIP. Management, at the level of vice president and above, is subject to stock ownership guidelines requiring them to hold Company shares valued at a multiple of their base salary, depending on their role. As of December 31, 2022, 9 percent of RLI Corp. shares were owned by insiders.

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

●	Competitive pressures impacting our ability to write new business or retain existing business at an adequate rate,

●	Rising levels of loss costs that we cannot anticipate at the time we price our coverages, including inflation in cost of materials, delays that cause increased business interruption losses and social inflation, as influenced by higher jury verdicts,

●	Volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes, terrorist attacks or significant price changes of the commodities we insure,

●	Changes in the availability and level of reinsurance capacity,

●	Changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities and

●	The ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes.

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

A significant percentage of our premium revenues are sold through a few brokers and carrier partners and a loss of business provided by any of them could adversely affect us.

We market our insurance products through brokers, agents and carrier partners. Accordingly, our business is dependent on the willingness of these agents, brokers and carrier partners to recommend our products to their customers, who may also promote and distribute the products of our competitors. Loss of all or a substantial portion of the business written through these parties could have a material adverse effect on our business.

Our business is concentrated in several key states and a change in our business in one of those states could disproportionately affect our financial condition or results of operations.

Although we operate in all 50 states, 53 percent of our direct premiums earned were generated in four states in 2022: California – 17 percent; Florida – 14 percent; New York – 11 percent; and Texas – 11 percent. An interruption in our operations, or a negative change in the business environment, insurance market or regulatory environment in one or more of these states could have a disproportionate effect on our business and direct premiums earned.

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

We face competition from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are, and that have significantly greater financial, marketing, management and other resources. We may also face competition from new sources of capital such as institutional investors seeking access to the insurance market, sometimes referred to as alternative capital, which may depress pricing or limit our opportunities to write business. Some of these competitors also have stronger brand awareness than we do. We may incur increased costs in competing for premium. If we are unable to compete effectively in the markets we operate in or are not successful in expanding our operations into new markets, the amount of premium we write may decline, as well as overall business results.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry, including:

●	An increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry,

●	The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our excess and surplus lines of insurance business,

●	Programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage,

●	Changing practices, which may lead to greater competition in the insurance business and

●	The emergence of Insurtech companies and the development of new technologies, which may lead to disruption of current business models and the insurance value chain.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our ratings from AM Best, Standard & Poor’s or Moody’s could negatively affect our business.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by AM Best, Standard & Poor’s and Moody’s. AM Best, Standard & Poor’s and Moody’s ratings are independent opinions of an insurer’s financial strength and ability to meet ongoing insurance policy and contract obligations, based on a comprehensive quantitative and qualitative analysis of balance sheet strength, operating performance, business profile and enterprise risk management. These financial strength ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company. The view of required capital may differ between rating agencies, as well as from RLI Corp.’s own view of desired capital. Our ratings are subject to periodic review by such firms, and the criteria used in the rating methodologies is subject to change. As such, we cannot assure we will continue to maintain of our current ratings.

All of our ratings were reviewed during 2022. AM Best reaffirmed its A+, Superior rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s reaffirmed our rating for the group of RLI Ins. and Mt. Hawley of A. Moody’s reaffirmed our group rating of A2 for RLI Ins. and Mt. Hawley. If our ratings are significantly reduced from their current levels by AM Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with greater financial strength ratings.

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

As part of the reserving process, we review historical data and consider the impact of various factors such as:

●	Loss emergence and cedant reporting patterns,

●	Underlying policy terms and conditions,

●	Business and exposure mix,

●	Emerging coverage issues,

●	Trends in claim frequency and severity,

●	Changes in operations,

●	Emerging economic and social trends,

●	State reviver statutes that permit claims after a statute of limitation has expired,

●	Court closures or increased time-to-trial,

●	Inflation in amounts awarded by courts and juries and

●	Changes in the regulatory and litigation environments.

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

Climate change is a complex and evolving issue and we cannot predict the cumulative impact it may have on our results of operations or financial condition at this time. The effects on the Company could include:

●	Changes in the frequency, severity and location of weather-related catastrophes, which may result in higher levels of losses,

●	Additional uncertainty in third party catastrophe models, which could impair our ability to assess exposure and adequately price the catastrophe risks we insure,

●	Flooding of coastal property, resulting from rising sea levels, making certain geographic areas uninhabitable, reducing demand for insurance products we offer in those areas,

●	Increased losses from weather-related catastrophes may make it more difficult to obtain reinsurance at desired levels, or more expensive to acquire reinsurance coverage, which may reduce the amount of business we write and the revenues we generate,

●	A transition from carbon-based energy to other sources of energy may decrease demand for insurance coverage we provide to the industries that produce or use carbon-based energy, decrease the availability of reinsurance available for coverages we provide for those industries, or increase claims and losses related to those industries, any of which could affect our profitability,

●	Changes in legislation, regulation and court decisions could increase our compliance costs, impose liability on policyholders that we did not contemplate when we underwrote policies, or limit our ability to sell insurance coverage to certain policyholders and

●	Losses on our invested assets that could have a material adverse impact on our results of operations and financial condition.

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

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance agreements are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance protection, obtain other reinsurance facilities in adequate amounts and at favorable rates, or diversify our exposure among an adequate number of high-quality reinsurance partners. If we are unable to renew our expiring facilities or obtain new reinsurance facilities on terms we deem acceptable, either our net loss exposures would increase, which could increase the volatility of our results, or we would have to reduce the level of our underwriting commitments when possible, which would reduce our revenues. Many of the bonds we issue, particularly in the energy sector, are non-cancelable and may expose the Company to greater losses, should the surety reinsurance coverage we are able to secure be reduced or become unavailable.

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

Operational

Our success will depend on our ability to maintain and enhance effective operating procedures and manage risks on an enterprise-wide basis.

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

We contract with a number of third-party vendors to support our business. For example, we have license agreements for software that we use to model natural catastrophes, process claims, and manage policies, producers and financial processes. The vendors range from large national companies, who are dominant in their area of expertise and would be difficult to quickly replace, to smaller or start-up vendors with leading technology, but with shorter operating histories and fewer financial resources. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers, disrupting our business and causing the Company to incur significant expense. If one or more of our vendors fail to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputational damage. We maintain a vendor management program to establish procurement policies and to monitor vendor risk, including the security and stability of our critical vendors.

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

Any such issues could materially impact our company, including the impairment of information availability, compromise of system integrity/accuracy, misappropriation of confidential information, reduction of our volume of transactions and interruption of our general business. Although we believe our computer systems are secure and continue to take steps to ensure they are protected against such risks, we cannot guarantee such problems will not occur. If they do, interruption to our business and damage to our reputation and related costs, could be significant, which could impair our profitability.

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

Epidemics, pandemics and other public health outbreaks generally result in significant disruptions in economic activity and financial markets. The cumulative effects on the Company could include, without limitation:

●	Reduced demand for our insurance policies due to reduced economic activity, which could negatively impact our revenues,

●	Reduced cash flows from our policyholders, delaying premium payments,

●	Increased costs and disruption of operations due to employees working remotely or unavailability of our employees,

●	Increased claims, losses, litigation and related expenses,

●	Legislative, regulatory and judicial actions in response to the public health outbreak, including, but not limited to, actions prohibiting us from cancelling insurance policies in accordance with our policy terms, requiring us to cover losses when our underwriting intent in those policies was not to provide coverage or was to exclude coverage, ordering us to provide premium refunds, granting extended grace periods for payment of premiums and providing for extended periods of time to pay premiums that are past due,

●	Policyholder losses from pandemic-related claims could be greater than our reserves for those losses,

●	Volatility and declines in financial markets could reduce the fair market value, or result in the impairment, of invested assets held by the Company and

●	Changes in interest rates, which could reduce future investment results.

Although we have investigated and closed a substantial number of COVID-19-related claims without payment, state and federal courts could rule that such claims are covered under our policies. Court decisions upholding our position that these COVID-19 related claims are not covered under our policies could also be overturned on appeal. These actions could result in an increase in claims and paid losses, which could have a materially adverse effect on our financial performance. Such appellate court decisions may take several years to become final and their ultimate outcome remains uncertain at this time.

We experienced declines in premium in select product lines and established loss and defense reserves for others at the onset of the COVID-19 pandemic. While other impacts that could result from pandemics have not manifested to a significant degree for RLI through the end of 2022, circumstances continue to change and we could be affected in different ways in the future. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten many of the other risks described herein.

If we are unable to keep pace with the technological advancements in the insurance industry, our ability to compete effectively could be impaired.

Our operations rely upon complex and expensive information technology systems for interacting with policyholders, brokers and other business partners. The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards and serve our customers. If we are unable to keep pace with the advancements being made in technology, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Furthermore, if we are unable to effectively update or replace our key legacy technology systems as they become obsolete, or as emerging technology renders them competitively inefficient, our competitive position, security and our cost structure could be adversely affected.

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

We continually face risks associated with litigation of various types, including general commercial and corporate litigation, and disputes relating to bad faith allegations that could result in the Company incurring losses in excess of policy limits. We are party to a variety of litigation matters throughout the year. Litigation is subject to inherent uncertainties, and if there were an unfavorable outcome, it could have a material adverse impact on our results of operations and financial position in the period in which the outcome occurs. Even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

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

RLI’s Peoria, Illinois campus includes a 1.8-megawatt solar field that is capable of producing annual electrical power equal to or exceeding the yearly electrical needs for all of our office buildings in Peoria.

Item 3. Legal Proceedings

Information on our legal proceedings is set forth in note 10 to the Consolidated Financial Statements included under Item 8, Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures - Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RLI Corp. common stock trades on the New York Stock Exchange under the symbol RLI. RLI Corp. has paid dividends for 186 consecutive quarters and increased quarterly dividends in each of the last 47 years. In December 2022 and 2021, RLI Corp. paid special cash dividends of $7.00 and $2.00 per share to shareholders, respectively. As of February 13, 2023, there were 1,024 registered holders of the Company’s common stock.

Performance

The following graph provides a five-year comparison of RLI Corp.’s total return to shareholders compared to that of the S&P 500 and S&P 500 P&C Index:

		2017	2018	2019	2020	2021	2022
RLI	~~--------------~~	$100	$117	$155	$184	$203	$253
S&P 500	••••••••••••••••	100	96	126	149	191	157
S&P 500 P&C Index	— — —	100	95	120	128	150	178

Assumes $100 invested on December 31, 2017, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 20.4%, S&P 500: 9.4% and S&P 500 P&C Index: 12.2%.

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

Item 6. [Reserved] – Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. is a U.S. based, specialty insurance company that underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (Group). Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2022, we achieved our 27th consecutive year of underwriting profitability. Over the 27-year period, we averaged an 88.2 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

We measure the results of our insurance operations by monitoring growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components.

KEY PERFORMANCE MEASURES

Following is a list of key performance measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations.

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

	Year ended December 31,
(in thousands)	2022	2021
Net earnings	$583,411	$279,354
Income tax expense	137,267	64,967
Earnings before income taxes	$720,678	$344,321
Equity in earnings of unconsolidated investees	(9,853)	(37,060)
General corporate expenses	12,900	13,330
Interest expense on debt	8,047	7,677
Net unrealized (gains) losses on equity securities	121,037	(65,258)
Net realized gains	(588,515)	(64,222)
Net investment income	(86,078)	(68,862)
Underwriting income	$178,216	$129,926

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

LOSSES AND SETTLEMENT EXPENSES

Overview

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate payments for losses and related settlement expenses from claims that have been reported but not paid, and those losses that have been incurred but not yet reported (IBNR) to the Company. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to the Company, review of historical settlement patterns, estimates of trends in claims frequency and severity, projections of loss costs, expected interpretations of legal theories of liability and many other factors. In establishing reserves, we also consider estimated recoveries from reinsurance as well as salvage and subrogation.

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

				Expected loss	Reserve
	Length of	Emergence		ratio	estimation
Product line	reserve tail	patterns relied upon	Other risk factors	variability	variability
Commercial excess	Long	Internal	Low frequency	High	High
High severity
Loss trend volatility
Exposure growth
Unforeseen tort potential

Personal umbrella	Medium	Internal	Low frequency	Medium	Medium
High severity
Loss trend volatility
Exposure growth
Unforeseen tort potential

General liability	Long	Internal	Exposure changes/mix	Medium	High
Unforeseen tort potential

Professional services	Medium	Internal	Highly varied exposures	Medium	Medium
Loss trend volatility
Unforeseen tort potential

Commercial transportation	Medium	Internal	High severity	Medium	Medium
Exposure change/mix
Loss trend volatility
Unforeseen tort potential

Small commercial	Medium	Internal	Exposure change/mix	Medium	Medium
Unforeseen tort potential
Small volume

Executive products	Long	Internal & external	Low frequency	High	High
High severity
Loss trend volatility
Economic volatility
Unforeseen tort potential
Exposure growth/mix
Heavily reinsured

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Internal & external	Exposure growth/mix	High	Medium
Aggregation exposure

Other property	Short	Internal	Aggregation exposure	High	Medium
Low frequency
High severity

Surety	Medium	Internal	Economic volatility	Medium	Medium
Unique exposures

Runoff including asbestos & environmental	Long	Internal & external	Loss trend volatility	High	High
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

The process of estimating ultimate payment for claims and claim expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each grouping and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns, which are used in the analysis of ultimate claim liabilities. In some analyses, including businesses without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For liabilities arising out of directors and officers, management liability, workers’ compensation and medical errors and omissions exposures, we utilize external data extensively.

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

Determination of Our Best Estimate

Our best estimate of ultimate loss and LAE reserves are proposed by our lead reserving actuary and then discussed and approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the lead reserving actuary, chief executive officer, chief operating officer, chief financial officer, chief legal officer and other selected executives. As part of the discussion with the LRC, the analysis supporting the actuarial central estimate of the IBNR reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated central estimate. Our actuaries make a recommendation to management in regard to booked reserves that reflect both their analytical assessment and relevant qualitative factors, such as their view of estimation risk. After discussion of these analyses, recommendations and all relevant risk factors among the LRC, our actuaries determine whether the reserve balances require further adjustment.

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

Because of the variation and the likelihood that there are unforeseen and under-quantified liabilities absent from the actuarial estimate, we believe there are circumstances where it is prudent to enhance our normal reserving process. Generally, these are circumstances where we have qualitative information and knowledge of increased risk, but those circumstances have not occurred within the history of our quantitative data. In these situations, we will rely on that qualitative information, usually from our claim team or underwriting staff, and make an enhancement to our normal process. In general, these enhancements will result in an increased overall reserve level compared to reserves based only on observed quantitative information. In the cases where these risks fail to materialize, favorable loss development will likely occur in subsequent periods. It is also possible that the risks materialize above the enhanced reserve level, in which case unfavorable loss development will likely occur in subsequent periods.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2022.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause the Company to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. The following chart illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable, as similar favorable variations have occurred in recent years. For example, our general liability emergence has ranged from 16 percent to 20 percent favorable and our management liability emergence has ranged from 13 percent adverse to 61 percent favorable over the last three years, while our overall emergence for all products combined has ranged from 9 percent to 30 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2022, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance of $212.2 million, in addition to associated ULAE and latent liability reserves, at December 31, 2022.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in parameter
+/- 5 point change in expected loss ratio for all accident years	$(16.0)	$16.7
+/- 10% change in expected emergence patterns	$(5.2)	$5.6
+/- 30% change in actual loss emergence over a calendar year	$(7.8)	$8.6
Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%) and actual loss emergence (30%).	$(29.2)	$30.6

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

Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date. We determine the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

DEFERRED TAXES

We record deferred tax assets and liabilities to the extent that temporary differences between the tax basis and GAAP basis of an asset or liability result in future taxable or deductible amounts. Our deferred tax assets relate to expected future tax deductions arising from claim reserves and future taxable income related to changes in our unearned premium and unrealized losses on our fixed income portfolio. We also have a significant amount of deferred tax liabilities from unrealized gains on the equity portfolio and deferred acquisition costs.

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

IMPACT OF COVID-19

Our processes and controls continue to operate effectively and we have been able to maintain high service and support levels for our customers throughout the COVID-19 pandemic. Overall, our premium production was not materially affected by the direct impacts of the pandemic. We expect there will be impacts to the timing of loss emergence and ultimate loss ratios for certain coverages. The industry experienced new issues throughout the pandemic, including the postponement of civil court cases, the extension of various statutes of limitations, claim uncertainty due to supply shortages and changes in settlement trends. Our booked reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

We continue to evaluate all aspects of our operations and are making necessary adjustments to manage our business as the economic environment evolves.

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, incorporated herein by reference.

Consolidated revenue for 2022 increased $518.7 million from 2021 to $1.7 billion. Net premiums earned for the Group increased 17 percent, driven by growth from our property and casualty segments. Overall market declines resulted in $121.0 million of unrealized losses on equity securities in 2022, while positive market performance resulted in $65.3 million of unrealized gains in our equity portfolio in 2021. Net investment income increased by 25 percent in 2022, primarily due to a larger average asset base and higher interest rates relative to the prior year. The sale of our equity method investment in Maui Jim, Inc. (Maui Jim) resulted in $571.0 million of realized gains in 2022. Additionally, we recorded net realized gains in the normal course of rebalancing our investment portfolio for both years.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2022	2021
Net premiums earned	$1,144,436	$980,903
Net investment income	86,078	68,862
Net realized gains	588,515	64,222
Net unrealized gains (losses) on equity securities	(121,037)	65,258
Total consolidated revenue	$1,697,992	$1,179,245

Net earnings for 2022 totaled $583.4 million, up from $279.4 million in 2021. Improved underwriting income was bolstered by an increase in investment income and the gain recognized on the sale of our interest in Maui Jim.

NET EARNINGS	Year ended December 31,
(in thousands)	2022	2021
Underwriting income	$178,216	$129,926
Net investment income	86,078	68,862
Net realized gains	588,515	64,222
Net unrealized gains (losses) on equity securities	(121,037)	65,258
Interest expense on debt	(8,047)	(7,677)
General corporate expenses	(12,900)	(13,330)
Equity in earnings of unconsolidated investees	9,853	37,060
Earnings before income taxes	$720,678	$344,321
Income tax expense	(137,267)	(64,967)
Net earnings	$583,411	$279,354

UNDERWRITING RESULTS

We achieved our 27th consecutive year of underwriting profit in 2022. Our ability to continue to produce underwriting income, and do so at margins which have consistently outperformed the broader industry, is a testament to our underwriters’ discipline throughout the insurance cycle and our continued commitment to underwriting for a profit. We believe our underwriting discipline can differentiate the Company from the broader insurance market by ensuring sound risk selection and appropriate pricing.

Gross premiums written increased $218.1 million, or 16 percent, in 2022 when compared to 2021. Growth was achieved in all three segments. Positive rate movement across most of the casualty and property portfolio and expanded distribution provided for growth opportunities across most lines. Net premiums earned increased $163.5 million, or 17 percent, in 2022 when compared to 2021. Assuming the competitive environment responds rationally to current trends, we anticipate continued rate increases and further disruption that should create new opportunities for profitable growth into 2023.

Underwriting results for 2022 included $38.0 million of pretax losses from Hurricane Ian, as well as $13.0 million of other storm losses. Comparatively, 2021 included $33.6 million of pretax losses and $0.4 million of reinstatement premium from hurricanes, as well as $25.0 million of other storm losses. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $122.6 million in 2022, compared to $125.5 million in 2021. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. Favorable development and other drivers of growth in book value would increase bonus and profit-sharing expenses, while catastrophe losses, adverse development and decreased investment portfolio returns would lead to expense reductions. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses.

In total, underwriting income was $178.2 million on an 84.4 combined ratio in 2022, compared to $129.9 million on an 86.8 combined ratio in 2021. The loss ratio was 44.9 in 2022, compared to 46.5 in 2021. In addition to lower storm losses in 2022, the current accident year improved modestly due to lower attritional, non-catastrophe losses and mix changes. The expense ratio decreased to 39.5 in 2022, from 40.3 in 2021. The decrease was reflective of improved leveraging of our expense base, as net premiums earned continued to grow, and lower levels of bonus and profit-sharing expenses, resulting from negative investment returns during the year.

We remain optimistic about the expected underlying profitability of our portfolio. However, the January 1, 2023 reinsurance renewals did result in changes to the reinsurance structures in place for 2023. In the past, we have been able to access low attaching earnings protection from high-quality reinsurers at favorable prices. We evaluate the risk-reward equation carefully at each reinsurance renewal and our strong capital base provides the option to take more net exposure where the expected reinsurance ceded margins exceed a fair return. As a result of the current property reinsurance market, we increased our retentions, changed from prepaid to paid reinstatements on most layers and took mid-double-digit rate increases, on a risk-adjusted basis, on our property and catastrophe treaties. For our casualty treaties, co-participations increased and risk-adjusted rate change will be flat to up low double digits, depending on the line of business. Given increased reinsurance prices, we believe retaining more of our gross portfolio is an efficient use of our capital. We expect our reinsurance strategy going forward to primarily focus on buying traditional reinsurance from financially secure partners who support concurrent terms and have high regard for our business model of disciplined underwriting.

The following tables and narrative provide a more detailed look at individual segment performance over the last two years.

GROSS PREMIUMS WRITTEN AND NET PREMIUMS EARNED

	Gross Premiums Written			Net Premiums Earned
(in thousands)	2022	2021	% Change	2022	2021	% Change
CASUALTY
Commercial excess and personal umbrella	$325,218	$283,242	15%	$253,921	$219,437	16%
General liability	110,659	99,017	12%	100,374	90,853	10%
Commercial transportation	123,099	106,432	16%	96,992	83,352	16%
Professional services	103,922	96,735	7%	95,187	88,855	7%
Small commercial	72,347	68,475	6%	67,673	64,660	5%
Executive products	103,742	136,078	(24)%	26,606	21,873	22%
Other casualty	87,244	81,605	7%	71,079	64,609	10%
Total casualty	$926,231	$871,584	6%	$711,832	$633,639	12%

PROPERTY
Commercial property	$326,609	$202,855	61%	$163,078	$107,941	51%
Marine	133,539	112,721	18%	113,208	97,745	16%
Other property	39,313	32,290	22%	31,600	26,151	21%
Total property	$499,461	$347,866	44%	$307,886	$231,837	33%

SURETY
Commercial	$55,026	$51,529	7%	$47,652	$43,738	9%
Miscellaneous	48,926	46,599	5%	45,826	43,982	4%
Contract	35,842	29,776	20%	31,240	27,707	13%
Total surety	$139,794	$127,904	9%	$124,718	$115,427	8%

Grand total	$1,565,486	$1,347,354	16%	$1,144,436	$980,903	17%

Casualty

Gross premiums written for the casualty segment were up $54.6 million in 2022. Gross premiums from commercial excess and personal umbrella increased $42.0 million, due to rate increases and an expanded distribution base. The personal umbrella market continues to be disrupted, as many of our competitors for standalone umbrella have reduced their appetite or left the space altogether. Within the commercial excess category, we wrote $13.8 million of excess energy liability business, which we have decided to run off throughout 2023.

Increases in new construction projects, outside of the competitive New York City construction market, led to the increase in general liability premium. Commercial transportation premium increased by $16.7 million, driven by our public transportation line, where customers put vehicles back in service on policies that were suspended throughout the first two years of the pandemic. Executive products premium decreased as a result of a more competitive market and the exit from our large account cyber and representations and warranties programs.

Property

Gross premiums written for the property segment were up $151.6 million in 2022. Our commercial property business was up $123.8 million, as rates on wind exposures continued to increase, building valuations rose and market disruption provided an opportunity to grow while strengthening terms and conditions. We believe the trend of increasing hurricane rate will continue given the disorderly market conditions that are further supported by increased reinsurance costs.

Rate increases, improved retention and new opportunities in the inland marine space led to $20.8 million of premium growth for our marine product. Other property premium grew as a result of local underwriting efforts for our Hawaii homeowners product, which helped us obtain new accounts, and rate increases on property-exposed GBA business.

Surety

Gross premiums written for the surety segment were up $11.9 million in 2022. Contract surety benefited from new construction opportunities and larger contract values, driven by the inflation of material prices and increased public spending on infrastructure projects. The expansion of existing accounts and new business resulted in increased premium for commercial surety. The growth in miscellaneous surety was broad based and has been supported by our focus on customer experience and technology. We continue to carefully pursue growth opportunities, while monitoring the financial results of our principals closely, given the evolving economic environment.

UNDERWRITING INCOME

Underwriting Income
(in thousands)	2022	2021
Casualty	$73,789	$95,519
Property	72,522	11,300
Surety	31,905	23,107
Total	$178,216	$129,926

Combined Ratio	2022	2021
Casualty	89.6	84.9
Property	76.4	95.1
Surety	74.4	80.0
Total	84.4	86.8

Casualty

Underwriting income for the casualty segment was $73.8 million on an 89.6 combined ratio in 2022, compared to $95.5 million on an 84.9 combined ratio in 2021. The decline was the result of decreased favorable development on prior accident years’ reserves, which was partially offset by improved current accident year performance.

Favorable development on prior accident years’ loss reserves contributed to underwriting earnings in each of the past two years. The total benefit from favorable development on prior years’ reserves was $87.2 million for 2022, which was experienced across accident years 2016 and 2018 through 2021. Favorable development was widespread, with notable amounts from general liability, professional services, commercial excess, transportation, small commercial and executive products. No product experienced significant adverse development. Comparatively, results for the casualty segment in 2021 included favorable development of $108.6 million, with the bulk of the development attributable to general liability, transportation, professional services, commercial excess and personal umbrella across accident years 2014 through 2020. Hurricane and storm losses on casualty-oriented package policies that include property coverage resulted in $8.3 million of losses in 2022, compared to $4.1 million in 2021.

The segment’s loss ratio was 53.6 in 2022, compared to 49.2 in 2021. The higher loss ratio in 2022 was due to the lower amounts of favorable development on prior years’ reserves and increased current year hurricane and storm losses on casualty-oriented package policies. The expense ratio for the casualty segment was 36.0 in 2022, compared to 35.7 in 2021.

Property

Underwriting income from the property segment was $72.5 million on a 76.4 combined ratio in 2022, compared to $11.3 million on a 95.1 combined ratio in 2021. Underwriting results for 2022 included $24.9 million of favorable development on prior years’ loss and catastrophe reserves, largely from the marine business, $31.2 million of hurricane losses and $11.5 million of other storm losses. Comparatively, results for 2021 included $11.0 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $32.2 million of hurricane losses and $22.3 million of other storm losses.

A larger earned premium base resulted in higher levels of underwriting income as well as lower loss and expense ratios. The segment’s loss ratio was 39.2 in 2022, compared to 56.0 in 2021. Catastrophe losses added 14 points to the loss ratio in 2022, compared to 24 points of impact in 2021. Lower attritional losses in the current accident year also led to an improved loss ratio in 2022. The expense ratio for the property segment declined to 37.2 in 2022, from 39.1 in 2021.

Surety

Underwriting income for the surety segment totaled $31.9 million on a 74.4 combined ratio in 2022, compared to $23.1 million on an 80.0 combined ratio in 2021. Underwriting performance for each year reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. The current accident year combined ratio for each period has been in the low to mid 80s. Results for 2022 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $10.4 million. Comparatively, 2021 results included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $5.9 million.

The segment’s loss ratio was 9.8 in 2022, compared to 13.0 in 2021. An increased amount of favorable development on prior years’ reserves in 2022 led to a lower loss ratio. The expense ratio for the surety segment was 64.6 in 2022, down from 67.0 in 2021, as 2022 had a higher earned premium base that allowed for a better leveraging of expenses.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2022, net investment income increased by 25 percent. The increase was primarily due to an increased asset base and higher interest rates relative to the prior year. The average annual yields on our investments were as follows for 2022 and 2021:

	2022	2021
PRETAX YIELD
Taxable (on book value)	2.94%	2.76%
Tax-exempt (on book value)	2.71%	2.63%
Equities (on fair value)	2.20%	2.07%

AFTER-TAX YIELD
Taxable (on book value)	2.32%	2.18%
Tax-exempt (on book value)	2.57%	2.49%
Equities (on fair value)	1.91%	1.80%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities were subject to a corporate tax rate of 21.0 percent, our tax-exempt municipal securities were subject to a tax rate of 5.3 percent and our dividend income was generally subject to a tax rate of 13.1 percent. During 2022, the average after-tax yield on the taxable fixed income portfolio was 2.3 percent, an increase from 2.2 percent in the prior year. The average after-tax yield on the tax-exempt portfolio increased slightly to 2.6 percent.

The fixed income portfolio increased by $257.1 million during the year, as the majority of operating cash flows were allocated to the fixed income portfolio. The tax-adjusted total return on a mark-to-market basis was -11.1 percent. Our equity portfolio decreased by $115.4 million to $498.4 million in 2022 as a result of a decline in equity market returns during the year. The total return for the year on the equity portfolio was -13.8 percent.

Our investment results for the last five years are shown in the following table:

						Tax
					Pre-tax	Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net		Unrealized	Avg.	Avg.
	Invested	Investment	Net Realized	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	Gains (3)(4)	(3)(5)	Assets	Assets
2018	$2,167,510	$62,085	$63,407	$(140,513)	(0.7)%	(0.6)%
2019	2,377,295	68,870	17,520	161,848	10.4%	10.5%
2020	2,698,721	67,893	17,885	99,451	6.9%	6.9%
2021	3,000,025	68,862	64,222	(6,280)	4.2%	4.3%
2022	3,217,635	86,078	588,515	(462,981)	6.6%	6.6%
5-yr Avg.	$2,692,237	$70,758	$150,310	$(69,695)	5.5%	5.5%
(1)	Average amounts at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Net realized gains for 2022 include $571.0 million of gain from the sale of our equity method investment in Maui Jim.
(5)	Relates to available-for-sale fixed income and equity securities.

In 2022, we recognized $20.3 million in net realized gains in the equity portfolio, $3.0 million in net realized losses in the fixed income portfolio and $571.2 million in other net realized gains, primarily from our sale of Maui Jim. In 2021, we recognized $62.5 million in net realized gains in the equity portfolio, $1.9 million in net realized gains in the fixed income portfolio and $0.2 million in other net realized losses.

Investment income was aided by higher interest rates in 2022, as the Federal Reserve raised the Fed Funds target to fight inflation. As we enter 2023, the path of rates remains uncertain as policy makers try to cap inflation without sending the economy into recession. Should current yields increase or simply hold for most of the year, investment income will likely increase in 2023. However, if shorter term rates decline, investment income growth may be limited.

INVESTMENTS

We maintain a diversified investment portfolio with a prudent mix of fixed income and risk assets. We continually monitor economic conditions, our capital position and the insurance market to determine our tactical allocation. As of December 31, 2022, the portfolio had a fair value of $3.3 billion, an increase of $109.3 million from the end of 2021. Excluding U.S. government and agency issues, no single issuer in either the fixed income or equity portfolio represented more than 1 percent of invested assets.

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

As of December 31, 2022, our investment portfolio had the following asset allocation breakdown:

	Cost or		Unrealized	% of Total
(in thousands)	Amortized Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$462,884	$454,021	$(8,863)	13.9%	AAA
U.S. agency	75,074	73,063	(2,011)	2.2%	AA+
Non-U.S. government & agency	6,798	5,847	(951)	0.2%	BBB+
Agency MBS	373,687	331,806	(41,881)	10.1%	AAA
ABS/CMBS/MBS**	276,126	240,736	(35,390)	7.4%	AA+
Corporate	1,122,097	1,034,330	(87,767)	31.6%	A-
Municipal	628,607	527,147	(101,460)	16.1%	AA
Total fixed income	$2,945,273	$2,666,950	$(278,323)	81.5%	AA-
Equities	328,019	498,382	170,363	15.2%
Short-term investments	36,229	36,229	—	1.1%
Other invested assets	43,980	47,922	3,942	1.5%
Cash	22,818	22,818	—	0.7%
Total portfolio	$3,376,319	$3,272,301	$(104,018)	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

Fixed income represented 82 percent of our total 2022 portfolio, up from 76 percent in 2021. As of December 31, 2022, the fair value of our fixed income portfolio consisted of 42 percent AAA-rated securities, 19 percent AA-rated securities, 20 percent A-rated securities, 11 percent BBB-rated securities and 8 percent non-investment grade or non-rated securities. This compares to 36 percent AAA-rated securities, 23 percent AA-rated securities, 20 percent A-rated securities, 13 percent BBB-rated securities and 8 percent non-investment grade or non-rated securities in 2021.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2022, our fixed income portfolio’s duration was 4.2 years.

Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Equities comprised 15 percent of our total 2022 portfolio, down from 19 percent at the end of 2021, as we reduced our risk asset profile and equity markets declined over the course of the year. Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value-oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

FIXED INCOME PORTFOLIO

As of December 31, 2022, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$475,159	$51,925	$—	$—	$—	$—	$527,084
Non-U.S. government & agency	—	—	1,677	4,170	—	—	5,847
Corporate - industrial	19,840	49,528	170,110	197,396	36,438	3,027	476,339
Corporate - financial	9,628	43,221	223,638	72,586	12,202	—	361,275
Corporate - utilities	1,036	928	28,502	25,231	4,419	—	60,116
Corporate industrial - private placements	—	—	—	3,291	70,377	20,729	94,397
Corporate financial - private placements	—	—	—	—	8,791	31,915	40,706
Corporate utilities - private placements	—	—	—	—	485	1,012	1,497
Municipal	126,973	334,961	64,768	—	—	445	527,147
Structured:
GSE - RMBS	274,032	—	—	—	—	—	274,032
Non-GSE RMBS	76,626	14,249	1,446	—	—	—	92,321
CLO	24,251	3,820	—	—	—	2,336	30,407
ABS - auto loans	5,207	10,991	—	—	—	—	16,198
ABS - railcars	—	—	13,923	—	—	—	13,923
All other ABS/MBS	11,370	1,873	21,919	—	—	11,132	46,294
GSE - CMBS	57,774	—	—	—	—	—	57,774
CMBS	26,997	3,273	11,323	—	—	—	41,593
Total	$1,108,893	$514,769	$537,306	$302,674	$132,712	$70,596	$2,666,950

Mortgage-Backed, Asset-Backed and Commercial Mortgage-Backed Securities

We believe mortgage-backed securities (MBS), asset-backed securities (ABS) and commercial mortgage-backed securities (CMBS) add diversification, liquidity, credit quality and additional yield to our portfolio. The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of December 31:

(in thousands)	Amortized Cost	Fair Value	% of Total
2022
Pass-throughs	$238,259	$214,226	64.6%
Planned amortization class	71,051	59,806	18.0%
Sequential	64,377	57,774	17.4%
Total	$373,687	$331,806	100.0%

2021
Pass-throughs	$187,456	$190,512	51.9%
Planned amortization class	95,182	93,095	25.3%
Sequential	80,223	83,580	22.8%
Total	$362,861	$367,187	100.0%

Agency MBS represented 12 percent of the fixed income portfolio, compared to 15 percent as of December 31, 2021. Our objective for the agency MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential refinancing. The agency MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO), which include planned amortization classes and sequential pay structures. As of December 31, 2022, all of the securities in our agency MBS portfolio were rated AAA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association, Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2022, the agency MBS portfolio contained 65 percent of pure pass-throughs, compared to 52 percent as of December 31, 2021. An additional 17 percent of the MBS portfolio was invested in sequential payer, down from 23 percent in 2021.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of December 31:

	Amortized
(in thousands)	Cost	Fair Value	% of Total
2022
Non-GSE RMBS	$109,852	$92,321	38.4%
CMBS	49,333	41,593	17.3%
CLO	31,393	30,407	12.6%
Auto	17,194	16,198	6.7%
Railcars	16,072	13,923	5.8%
Consumers	12,241	10,904	4.5%
Marine	8,554	7,319	3.0%
Other	31,487	28,071	11.7%
Total	$276,126	$240,736	100.0%

2021
Non-GSE RMBS	$79,281	$78,497	29.7%
CMBS	55,293	55,592	21.1%
CLO	34,305	34,362	13.0%
Auto	17,401	17,491	6.6%
Railcars	15,383	15,245	5.8%
Consumers	12,242	12,442	4.7%
Marine	9,353	9,253	3.5%
Other	41,015	41,172	15.6%
Total	$264,273	$264,054	100.0%

An ABS, CMBS or non-agency residential mortgage-backed security (RMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans, structured bank loans in the form of collateralized loan obligations (CLOs) and residential or commercial mortgages. As of December 31, 2022, ABS/CMBS/RMBS investments were 9 percent of the fixed income portfolio, compared to 11 percent as of December 31, 2021. Sixty percent of the securities in the ABS/CMBS/RMBS portfolio were rated AAA as of December 31, 2022, while 94 percent were rated A or better. We believe that ABS/CMBS investments often add superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction, which dictates how any losses in the underlying collateral will be distributed, and prepayment risks. We had $77.3 million in unrealized losses in these asset classes as of December 31, 2022.

Municipal Fixed Income Securities

As of December 31, 2022, municipal bonds composed 20 percent of our fixed income portfolio, compared to 27 percent as of December 31, 2021. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities. As of December 31, 2022, approximately 46 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 54 percent were revenue based. The municipal portfolio is diversified amongst 324 issues.

Eighty-eight percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better. The municipal portfolio includes 52 percent taxable and 48 percent tax-exempt securities.

Corporate Debt Securities

As of December 31, 2022, our corporate debt portfolio comprised 39 percent of the fixed income portfolio, compared to 40 percent as of December 31, 2021. The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. Non-investment grade bonds totaled $132.7 million while non-rated Regulation D securities totaled $53.7 million at the end of 2022. While these Regulation D securities are not rated by a traditional nationally recognized statistical rating organization, they all carry an equivalent investment-grade rating from the Securities Valuation Office of the NAIC. The corporate debt portfolio has an overall quality rating of A- diversified among 830 issues.

The table below illustrates our corporate debt exposure as of December 31, 2022. Private placements include bank loan and Regulation D securities.

	Amortized
(in thousands)	Cost	Fair Value	% of Total
Bonds:
Corporate - industrial	$516,841	$476,339	46.1%
Corporate - financial	393,330	361,275	34.9%
Corporate - utilities	65,636	60,116	5.8%
Corporate industrial - private placements	99,696	94,397	9.1%
Corporate financial - private placements	45,005	40,706	4.0%
Corporate utilities - private placements	1,589	1,497	0.1%
Total	$1,122,097	$1,034,330	100.0%

We believe corporate debt investments add diversification and additional yield to our portfolio.

EQUITY SECURITIES

As of December 31, 2022, our equity portfolio comprised 15 percent of the investment portfolio, down from 19 percent at the end of the previous year. The securities within the equity portfolio are well diversified and are primarily invested in broad index ETFs that represent market indexes similar to the Russell 1000 Index, Russell 3000 Index, S&P 500 Index and S&P 600 Index. The ETF portfolio is congruent with the actively managed equity portfolios and solves for exposures that line up with our overall benchmark index, the Russell 3000. In total, the equity portfolio is comprised of 90 securities.

INTEREST AND GENERAL CORPORATE EXPENSE

We incurred $8.0 million of interest expense on outstanding debt during 2022 and $7.7 million in 2021. At December 31, 2022 and 2021, our long-term debt consisted of $150.0 million in senior notes maturing September 15, 2023 and paying interest semi-annually at a rate of 4.875 percent. Additionally, RLI Ins. borrowed $50.0 million from the Federal Home Loan Bank of Chicago that matures on November 10, 2023 and pays interest monthly at an annualized rate of 0.84 percent.

We incurred $12.9 million of general corporate expense during 2022 and $13.3 million in 2021. As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2022 and 2021, we exceeded the required return, resulting in the accrual of executive bonuses. Market declines in 2022 resulted in lower variable compensation earned than in 2021.

INVESTEE EARNINGS

We owned a 40 percent equity interest in Maui Jim, a manufacturer of high-quality sunglasses, but sold our interest in 2022. For more information on the sale, see note 13 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Our investment in Maui Jim was carried at the RLI Corp. holding company level, as it was not core to our insurance operations. In 2022, we recorded $0.4 million in earnings from this investment, compared to $22.8 million in 2021. The decrease in 2022 was attributable to transaction costs associated with the sale.

As of December 31, 2022, we had a 23 percent interest in the equity and earnings of Prime. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. As a private company, the market for Prime’s stock is limited. While we have certain rights under our shareholder agreement, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2022, we recorded $13.0 million in investee earnings for Prime, compared to $17.0 million in 2021. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $20.6 million of gross premiums written and $22.6 million of net premiums earned during 2022, compared to $22.2 million of gross premiums written and $19.1 million of net premiums earned during 2021.

We did not receive a dividend from our equity method investments in 2022 or 2021. Dividends from our equity method investees have been irregular in nature, and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs.

INCOME TAXES

Our effective tax rates were 19.0 percent and 18.9 percent for 2022 and 2021, respectively. Effective rates are dependent upon components of pretax earnings, which is impacted by the volatility of unrealized gains and losses, and the related tax effects. The effective rate was higher in 2022 due to higher levels of pretax earnings, which decreased the impact of tax-favored adjustments, such as investment tax credits and excess tax benefits on share-based compensation.

Dividends paid to our Employee Stock Ownership Plan (ESOP) result in a tax deduction. Dividends paid to the ESOP in 2022 and 2021 resulted in tax benefits of $4.2 million and $1.6 million, respectively. These tax benefits reduced the effective tax rate for 2022 and 2021 by 0.6 percent and 0.5 percent, respectively.

NET UNPAID LOSSES AND SETTLEMENT EXPENSES

The primary liability on our balance sheet relates to unpaid losses and settlement expenses, which represents our estimated liability for losses and related settlement expenses before considering offsetting reinsurance balances recoverable. The largest asset on our balance sheet, outside of investments, is the reinsurance balances recoverable on unpaid losses and settlement expenses, which serves to offset this liability. The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to the Company. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $1.6 billion at December 31, 2022, from $1.4 billion as of December 31, 2021. This reflects incurred losses of $514.4 million in 2022 offset by paid losses of $374.3 million, compared to incurred losses of $456.6 million offset by $327.5 million paid in 2021. For more information on the changes in loss and LAE reserves by segment, see note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) are generally subject to the same influences that affect net reserves, though changes to our reinsurance agreements can cause reinsurance balances recoverable to behave differently. Total gross loss and LAE reserves increased to $2.3 billion at December 31, 2022, from $2.0 billion at December 31, 2021, while ceded loss and LAE reserves increased to $740.1 million from $608.1 million over the same period.

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

(in thousands)	2022	2021
Net cash provided by operating activities	$250,448	$384,905
Net cash provided by (used in) investing activities	48,879	(274,826)
Net cash used in financing activities	(365,313)	(83,492)

We have posted positive operating cash flow in the last two years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2022, we received $686.6 million of cash proceeds from the sale of our equity method investment in Maui Jim, which were classified as investing cash flows. However, tax payments associated with Maui Jim were classified as operating activities and totaled $141.5 million. Excluding the tax payments related to Maui Jim, operating cash flows in

2022 would have been similar to 2021. During 2022, the majority of cash outflows were associated with the net purchase of fixed income securities, classified as investing activities, and the payment of our regular quarterly dividends and $7.00 per share special dividend, classified as financing activities.

We have entered into certain contractual obligations that require the Company to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2022:

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Loss and settlement expense reserves	$680,563	$811,265	$433,770	$390,039	$2,315,637
Current portion of long-term debt	200,000	—	—	—	200,000
Interest on debt	7,735		—	—	7,735
Operating leases	5,578	5,844	2,137	1,587	15,146
Other invested assets and equity method investees	10,493	2,894	38	71	13,496
Total	$904,369	$820,003	$435,945	$391,697	$2,552,014

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge the Company of its liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $740.1 million at December 31, 2022, compared to $608.1 million in 2021.

The next largest contractual obligation relates to debt outstanding. On October 2, 2013, we completed a public debt offering of $150.0 million in senior notes maturing September 15, 2023, (a 10-year maturity) and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. Additionally, RLI Ins. borrowed $50.0 million from the Federal Home Loan Bank of Chicago on November 10, 2021. The borrowing matures on November 10, 2023 and has an option to pay off the debt early beginning on November 10, 2022. Interest is paid monthly at an annualized rate of 0.84 percent. We are not party to any off-balance sheet arrangements. See note 4 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for more information on our long-term debt. Additionally, see note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for information on our obligations for other invested assets.

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

At December 31, 2022, we had cash, short-term investments and other investments maturing within one year of approximately $390.9 million and an additional $908.5 million of investments maturing between 1 to 5 years. We maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits us to borrow up to an aggregate principal amount of $60.0 million. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. The facility has a three-year term that expires on March 27, 2023. This facility replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A., which was set to expire on May 24, 2020. As of and during the year ended December 31, 2022, no amounts were outstanding on these facilities.

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

We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have consistently generated positive operating cash flow. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 27 consecutive years.

OPERATING ACTIVITIES

The following list highlights some of the major sources and uses of cash flow from operating activities:

Sources	Uses
Premiums received	Claims
Loss payments from reinsurers	Ceded premium to reinsurers
Investment income (interest and dividends)	Commissions paid
Funds held	Operating expenses
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
Acquisitions
Purchase of property and equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2022, our portfolio had a carrying value of $3.3 billion. Portfolio assets at December 31, 2022, increased by $109.3 million, or 3 percent, from December 31, 2021.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2022, 42 percent of our shareholders’ equity was invested in equities, a decrease from 50 percent at December 31, 2021.

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
Shares issued under stock option plans

Our capital structure is comprised of equity and debt obligations. As of December 31, 2022, our capital structure consisted of $199.9 million in debt and $1.2 billion of shareholders’ equity. Debt outstanding comprised 15 percent of total capital as of December 31, 2022.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2022, our holding company had $1.2 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $240.6 million in liquid investment assets, which was elevated by the cash proceeds received from the sale of Maui Jim. Unrestricted funds at the holding company level are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to the capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2022 and 2021, our principal insurance subsidiary paid ordinary dividends totaling $13.0 million and $70.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2021, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $110.0 million. No extraordinary dividends were paid in 2022. As of December 31, 2022, $136.9 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Our 187th consecutive dividend payment was declared in February 2023 and will be paid on March 20, 2023, in the amount of $0.26 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

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

Interest rate risk at the time of debt refinancing can also affect our consolidated statement of earnings due to its impact on interest expense. We monitor the interest rate environment and evaluate refinancing opportunities as debt maturity dates approach. Changes in interest rates do affect the fair value of our debt. However, our debt is reported at amortized cost on the consolidated balance sheet and is not adjusted for changes in fair value.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2022. Listed on each table is the December 31, 2022 fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market risk sensitive instruments are all classified as held for non-trading purposes, as we do not hold any trading securities. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2022, our fixed income portfolio had a fair value of $2.7 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2022, levels with all other variables held constant. Such scenarios would result in modeled decreases in the fair value of the fixed income portfolio of $111.1 million and $215.2 million, respectively. Comparatively, our fixed income portfolio had a fair value of $2.4 billion as of December 31, 2021 and scenarios of interest rates increasing 100 and 200 basis points would have resulted in modeled decreases of $126.9 million and $246.8 million, respectively.

As of December 31, 2022, our equity portfolio had a fair value of $498.4 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $46.3 million and $92.7 million, respectively. Comparatively, our equity portfolio had a fair value of $613.8 million as of December 31, 2021 and scenarios of the S&P 500 Index declining by 10 percent and 20 percent would have resulted in approximate decreases of $56.4 million and $112.9 million, respectively.

While the declines in market value outlined below are modeled as instantaneous changes, we would expect movements in capital markets to occur over time, with investment income offering an offset to any decrease in prices.

Under the assumptions of rising interest rates and a decreasing S&P 500 Index, the fair value of our assets will decrease from their present levels by the indicated amounts.

Effect of a 100 basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/22 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,666,950	$(111,136)	$—
Equity securities	498,382	—	(46,333)
Total	$3,165,332	$(111,136)	$(46,333)

Effect of a 200 basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/22 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,666,950	$(215,239)	$—
Equity securities	498,382	—	(92,667)
Total	$3,165,332	$(215,239)	$(92,667)

Comparatively, under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

Effect of a 100 basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/22 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,666,950	$118,526	$—
Equity securities	498,382	—	46,333
Total	$3,165,332	$118,526	$46,333

Effect of a 200 basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/22 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,666,950	$244,958	$—
Equity securities	498,382	—	92,667
Total	$3,165,332	$244,958	$92,667

Item 8. Financial Statements and Supplementary Data

RLI Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2022	2021
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,666,950	$2,409,887
(amortized cost of $2,945,273 and allowance for credit losses of $339 in 2022)
(amortized cost of $2,346,267 and allowance for credit losses of $441 in 2021)
Equity securities, at fair value (cost - $328,019 in 2022 and $324,501 in 2021)	498,382	613,776
Short-term investments, at cost which approximates fair value	36,229	—
Other invested assets	47,922	50,501
Cash	22,818	88,804
Total investments and cash	$3,272,301	$3,162,968
Accrued investment income	21,259	17,505
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $18,696 in 2022 and $18,067 in 2021	189,501	167,279
Ceded unearned premiums	138,457	130,916
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,250 in 2022 and $11,188 in 2021	740,089	608,086
Deferred policy acquisition costs	127,859	103,553
Property and equipment, at cost, net of accumulated depreciation of $68,633 in 2022 and $75,236 in 2021	49,573	52,161
Investment in unconsolidated investees	58,275	171,311
Goodwill and intangibles	53,562	53,562
Income taxes - deferred	40,269	—
Other assets	75,923	40,961
TOTAL ASSETS	$4,767,068	$4,508,302

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Unpaid losses and settlement expenses	$2,315,637	$2,043,555
Unearned premiums	785,085	680,444
Reinsurance balances payable	61,100	42,851
Funds held	101,144	89,773
Income taxes - deferred	—	83,509
Current portion of long-term debt	199,863	—
Long-term debt	—	199,676
Accrued expenses	94,869	98,274
Other liabilities	32,029	40,859
TOTAL LIABILITIES	$3,589,727	$3,278,941

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,399,966 shares issued and 45,469,752 shares outstanding in 2022)
(68,219,551 shares issued and 45,289,337 shares outstanding in 2021)	$684	$682
Paid-in capital	352,391	343,742
Accumulated other comprehensive earnings	(229,076)	49,826
Retained earnings	1,446,341	1,228,110
Deferred compensation	12,015	9,642
Treasury stock, at cost (22,930,214 shares in 2022 and 2021)	(405,014)	(402,641)
TOTAL SHAREHOLDERS' EQUITY	$1,177,341	$1,229,361
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,767,068	$4,508,302

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net premiums earned	$1,144,436	$980,903	$865,747
Net investment income	86,078	68,862	67,893
Net realized gains	588,515	64,222	17,885
Net unrealized gains (losses) on equity securities	(121,037)	65,258	32,101
Consolidated revenue	$1,697,992	$1,179,245	$983,626
Losses and settlement expenses	514,376	456,602	442,884
Policy acquisition costs	369,632	317,468	286,438
Insurance operating expenses	82,212	76,907	66,828
Interest expense on debt	8,047	7,677	7,603
General corporate expenses	12,900	13,330	10,265
Total expenses	$987,167	$871,984	$814,018
Equity in earnings of unconsolidated investees	9,853	37,060	20,233
Earnings before income taxes	$720,678	$344,321	$189,841
Income tax expense (benefit):
Current	186,906	46,040	24,174
Deferred	(49,639)	18,927	8,576
Income tax expense	$137,267	$64,967	$32,750
Net earnings	$583,411	$279,354	$157,091

Other comprehensive earnings (loss), net of tax	(278,902)	(58,888)	56,219
Comprehensive earnings	$304,509	$220,466	$213,310

Basic net earnings per share	$12.86	$6.18	$3.49
Diluted net earnings per share	$12.74	$6.11	$3.46

Weighted average number of common shares outstanding:
Basic	45,368	45,230	45,000
Diluted	45,794	45,712	45,376

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Shareholders’ Equity

		Total			Accumulated Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2020	44,869,015	$995,388	$678	$321,190	$52,473	$1,014,046	$7,980	$(400,979)
Cumulative-effect adjustment from ASU 2016-13	—	1,095	—	—	22	1,073	—	—
Net earnings	—	157,091	—	—	—	157,091	—	—
Other comprehensive earnings (loss), net of tax	—	56,219	—	—	56,219	—	—	—
Deferred compensation	—	—	—	—	—	—	312	(312)
Share-based compensation	273,565	14,178	3	14,175	—	—	—	—

Dividends and dividend equivalents ($1.95 per share)	—	(87,993)	—	—	—	(87,993)	—	—
Balance, December 31, 2020	45,142,580	$1,135,978	$681	$335,365	$108,714	$1,084,217	$8,292	$(401,291)
Net earnings	—	279,354	—	—	—	279,354	—	—
Other comprehensive earnings (loss), net of tax	—	(58,888)	—	—	(58,888)	—	—	—
Deferred compensation	—	—	—	—	—	—	1,350	(1,350)
Share-based compensation	146,757	8,378	1	8,377	—	—	—	—
Dividends and dividend equivalents ($2.99 per share)	—	(135,461)	—	—	—	(135,461)	—	—
Balance, December 31, 2021	45,289,337	$1,229,361	$682	$343,742	$49,826	$1,228,110	$9,642	$(402,641)
Net earnings	—	583,411	—	—	—	583,411	—	—
Other comprehensive earnings (loss), net of tax	—	(278,902)	—	—	(278,902)	—	—	—
Deferred compensation	—	—	—	—	—	—	2,373	(2,373)
Share-based compensation	180,415	8,651	2	8,649	—	—	—	—
Dividends and dividend equivalents ($8.03 per share)	—	(365,180)	—	—	—	(365,180)	—	—
Balance, December 31, 2022	45,469,752	$1,177,341	$684	$352,391	$(229,076)	$1,446,341	$12,015	$(405,014)

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net earnings	$583,411	$279,354	$157,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized gains	(588,515)	(64,222)	(17,885)
Net unrealized (gains) losses on equity securities	121,037	(65,258)	(32,101)
Depreciation	7,981	7,394	7,432
Deferred income tax expense (benefit)	(49,639)	18,927	8,576
Other items, net	(20,467)	14,141	10,460
Change in:
Accrued investment income	(3,754)	(1,379)	(1,539)
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	(22,222)	7,349	(14,259)
Reinsurance balances payable	18,249	586	16,574
Funds held	11,371	8,026	(1,611)
Ceded unearned premiums	(7,541)	(17,428)	(19,832)
Reinsurance balances recoverable on unpaid losses and settlement expenses	(132,003)	(164,357)	(59,212)
Deferred policy acquisition costs	(24,306)	(15,128)	(3,381)
Accrued expenses	(3,405)	22,349	9,299
Unpaid losses and settlement expenses	272,082	293,506	175,697
Unearned premiums	104,641	94,058	46,173
Current income taxes payable	(6,619)	4,047	(2,665)
Changes in investment in unconsolidated investees:
Undistributed earnings	(9,853)	(37,060)	(20,233)
Dividends received	—	—	4,675
Net cash provided by operating activities	$250,448	$384,905	$263,259

Cash flows from investing activities:
Purchase of:
Fixed income securities, available-for-sale	$(2,053,359)	$(733,811)	$(518,362)
Equity securities	(45,007)	(140,721)	(77,863)
Property and equipment	(5,889)	(8,310)	(5,768)
Equity method investee	(3,819)	(8,978)	(4,533)
Other	(5,704)	(11,428)	(12,851)
Proceeds from sale of:
Fixed income securities, available-for-sale	53,300	63,811	84,587
Equity securities	62,212	180,256	79,368
Equity method investee	686,666	—	—
Property and equipment	375	—	—
Other	2,659	7,605	4,328
Proceeds from call or maturity of:
Fixed income, available-for-sale	1,393,674	376,750	283,107
Net purchase of short-term investments	(36,229)	—	—
Net cash provided by (used in) investing activities	$48,879	$(274,826)	$(167,987)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$50,000	$—
Proceeds from stock option exercises	(465)	1,838	8,648
Cash dividends paid	(364,848)	(135,330)	(87,906)
Net cash used in financing activities	$(365,313)	$(83,492)	$(79,258)

Net increase (decrease) in cash	$(65,986)	$26,587	$16,014
Cash at beginning of year	88,804	62,217	46,203
Cash at end of year	$22,818	$88,804	$62,217

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements include the accounts of our holding company and our subsidiaries. Intercompany balances and transactions have been eliminated. Certain reclassifications were made to 2021 and 2020 to conform to the classifications used in the current year. The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events requiring adjustment to the financial statements or disclosure.

C.	ADOPTED ACCOUNTING STANDARDS

No new accounting standards applicable in 2022 materially impacted our financial statements.

D.	PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of December 31, 2022.

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

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. Other invested assets include investments in low-income housing tax credit partnerships (LIHTC), membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost, and our investment in FHLBC stock is carried at cost. Due to the nature of cash, the LIHTCs and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

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

Our investments accounted for under the equity method are primarily related to Maui Jim, Inc. (Maui Jim) and Prime Holdings Insurance Services, Inc. (Prime). We owned 40 percent interest in the equity and earnings of Maui Jim, a manufacturer of high-quality sunglasses, but sold our interest in 2022. See note 13 for more information on the sale. We carried this investment at the holding company level as it was not core to our insurance operations. Our investment in Maui Jim was $113.1 million at December 31, 2021. In 2022, we recorded $0.4 million in investee earnings for Maui Jim, compared to $22.8 million in 2021 and $10.4 million in 2020.

As of December 31, 2022, we had a 23 percent interest in the equity and earnings of Prime. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Our investment in Prime was $46.9 million at December 31, 2022 and $47.2 million at December 31, 2021. The decrease was due to the recognition of our share of Prime’s other comprehensive losses, brought on by the impact of rising interest rates on Prime’s fixed income portfolio. In 2022, we recorded $13.0 million in investee earnings for Prime, compared to $17.0 million in 2021 and $10.8 million in 2020. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $20.6 million of gross premiums written and $22.6 million of net premiums earned during 2022, compared to $22.2 million of gross premiums written and $19.1 million of net premiums earned during 2021 and $15.7 million of gross premiums written and $14.3 million of net premiums earned during 2020. The increase in net premiums earned reflected growth in written premium from Prime.

Our equity method investments recorded net income of $58.8 million in 2022, $125.3 million in 2021 and $70.4 million in 2020. Additional summarized financial information for our equity method investments as of 2022 and 2021 is outlined in the following table:

(in millions)	2022	2021
Total assets	$906.4	$1,172.6
Total liabilities	689.9	687.8
Total equity	216.5	484.8

Approximately $51.6 million of undistributed earnings from our equity method investees were included in our retained earnings as of December 31, 2022. We did not receive any dividends from our equity method investees during 2022 or 2021, while $4.7 million of dividends were received in 2020.

We perform annual impairment reviews of our investments in unconsolidated investees, which take into consideration current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.	GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill and intangibles at December 31, 2022 and 2021, is detailed in the following table:

(in thousands)	2022	2021
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	$7,500	$7,500
Total goodwill and intangibles	$53,562	$53,562

As the amortization of goodwill and indefinite-lived intangible assets is not permitted, the assets are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Annual impairment testing was performed on each of our goodwill and indefinite-lived intangible assets during 2022. Based upon these reviews, our goodwill and state insurance license indefinite-lived intangible asset were not impaired. In addition, as of December 31, 2022, there were no triggering events on goodwill and intangible assets that would suggest an updated review was necessary.

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

Insurance premiums are recognized ratably over the term of the contracts, net of ceded reinsurance. Our policies are short-term in nature and premium is generally earned over a one-year period. Unearned premiums are calculated on a monthly pro rata basis.

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

As an insurance company, we are subject to minimal state income tax liabilities. Since the majority of our income on a state basis is from insurance operations, we pay premium taxes, which are calculated as a percentage of gross premiums written in lieu of state income taxes. Premium taxes are a component of policy acquisition costs.

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

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2022
Basic EPS
Income available to common shareholders	$583,411	45,368	$12.86
Stock options	—	426
Diluted EPS
Income available to common shareholders and assumed conversions	$583,411	45,794	$12.74
Anti-dilutive options excluded from diluted EPS		295

For the year ended December 31, 2021
Basic EPS
Income available to common shareholders	$279,354	45,230	$6.18
Stock options	—	482
Diluted EPS
Income available to common shareholders and assumed conversions	$279,354	45,712	$6.11
Anti-dilutive options excluded from diluted EPS		214

For the year ended December 31, 2020
Basic EPS
Income available to common shareholders	$157,091	45,000	$3.49
Stock options	—	376
Diluted EPS
Income available to common shareholders and assumed conversions	$157,091	45,376	$3.46
Anti-dilutive options excluded from diluted EPS		384

P.	COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $(74.1) million, $(15.7) million and $14.9 million for 2022, 2021 and 2020, respectively.

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

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Beginning balance	$49,826	$108,714	$52,473
Cumulative-effect adjustment of ASU 2016-13	—	—	22
Adjusted beginning balance	$49,826	$108,714	$52,495
Other comprehensive earnings before reclassifications	(281,189)	(57,454)	58,986
Amounts reclassified from accumulated other comprehensive earnings	2,287	(1,434)	(2,767)
Net current period other comprehensive earnings (loss)	$(278,902)	$(58,888)	$56,219
Ending balance	$(229,076)	$49,826	$108,714
Balance of securities for which an allowance for credit losses has not been recognized in net earnings	$1,693	$124	$470

Credit losses or the sale of an available-for-sale security resulted in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)
Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2022	2021	2020	Consolidated Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(2,997)	$1,859	$3,872	Net realized gains
	102	(44)	(369)	Credit losses presented within net realized gains
	$(2,895)	$1,815	$3,503	Earnings before income taxes
	608	(381)	(736)	Income tax expense
	$(2,287)	$1,434	$2,767	Net earnings

Q.	FAIR VALUE DISCLOSURES

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

Equity Securities: As of December 31, 2022, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Equity securities not traded on an exchange, for which pricing is provided by a third-party pricing source using observable inputs, are classified as Level 2. Equity securities not traded on an exchange and that rely on one or more unobservable inputs in pricing are classified as Level 3.

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

R.	SHARE-BASED COMPENSATION

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

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability. As of December 31, 2022, we had $2.3 billion of gross loss and LAE reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and our payment of that loss. As part of the reserving process, we review historical data and consider the impact of various factors such as trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability would suffer.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor all catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast, and windstorms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. Our catastrophe reinsurance treaty renewed on January 1, 2022. We purchased limits of $600 million in excess of $25 million first-dollar retention for earthquakes in California, $625 million in excess of a $25 million first-dollar retention for earthquakes outside of California and $475 million in excess of a $25 million first-dollar retention for all other perils, including wind. These amounts were subject to certain co-participations by the Company on losses in excess of the $25 million retentions. On May 1, 2022, we purchased $150 million of additional catastrophe reinsurance protection on top of the previously described coverage, to support growth in our catastrophe-exposed business. This increased the limits to $750 million for earthquakes in California, $775 million for earthquakes outside of California and $625 million for all other perils, including wind, all of which were still subject to $25 million first-dollar retentions and certain co-participations in excess of the retentions.

Our catastrophe reinsurance treaty renewed on January 1, 2023. We purchased reinsurance protections of $700 million in excess of $25 million first-dollar retention for earthquakes in California and $700 million in excess of a $50 million first-dollar retention for earthquakes outside of California. For other catastrophe events, such as hurricanes, we purchased reinsurance protection of $600 million in excess of a $50 million first dollar retention. These amounts are subject to certain co-participations by the Company on losses in excess of the retentions. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

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

External Factors

Our insurance subsidiaries are highly regulated by the state in which they are incorporated and by the states in which they do business. Such regulations, among other things, limit the amount of dividends, impose restrictions on the amount and types of investments and regulate rates and forms insurers may charge for various coverages. We are also subject to insolvency and guaranty fund assessments for various programs designed to ensure policyholder indemnification. We generally accrue an assessment during the period in which it becomes probable that a liability has been incurred from an insolvency and the amount of the related assessment can be reasonably estimated.

The National Association of Insurance Commissioners (NAIC) has developed Property and Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support investment and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2022, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

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

A summary of net investment income is as follows:

(in thousands)	2022	2021	2020
Interest on fixed income securities	$77,164	$60,624	$59,755
Dividends on equity securities	11,912	11,787	9,728
Interest on cash, short-term investments and other invested assets	2,467	2,639	3,379
Gross investment income	$91,543	$75,050	$72,862
Less investment expenses	(5,465)	(6,188)	(4,969)
Net investment income	$86,078	$68,862	$67,893

Pretax net realized gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized below.

(in thousands)	2022	2021	2020
Net realized gains (losses):
Fixed income:
Available-for-sale	$(2,997)	$1,859	$3,872
Equity securities	20,287	62,512	15,796
Investment in unconsolidated investees	570,952	(61)	(187)
Other	273	(88)	(1,596)
Total net realized gains (losses)	$588,515	$64,222	$17,885

Net changes in unrealized gains (losses) on investments:
Equity securities	$(118,912)	$58,459	$32,317
Other invested assets	(2,125)	6,799	(216)
Total unrealized gains (losses) on equity securities recognized in net earnings	$(121,037)	$65,258	$32,101

Fixed income:
Available-for-sale	$(341,944)	$(71,538)	$67,350
Investment in unconsolidated investees	(10,994)	(3,047)	3,444
Other	(102)	44	369
Total unrealized gains (losses) recognized in other comprehensive earnings	$(353,040)	$(74,541)	$71,163
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$114,438	$54,939	$121,149

The change in unrealized gain (loss) position was due to an increase in interest rates, decreasing the fair value of fixed income securities, as well as a decline in equity market returns during the year.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities:

SALES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2022
Available-for-sale	$51,355	$287	$(2,849)	$(2,562)
Equities	62,212	21,623	(1,336)	20,287
2021
Available-for-sale	$65,262	$2,161	$(815)	$1,346
Equities	180,256	64,298	(1,786)	62,512
2020
Available-for-sale	$84,697	$5,454	$(1,777)	$3,677
Equities	79,368	25,338	(9,542)	15,796

CALLS/MATURITIES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2022
Available-for-sale	$1,393,704	$196	$(55)	$141
2021
Available-for-sale	$376,751	$638	$(125)	$513
2020
Available-for-sale	$283,107	$821	$(27)	$794

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, are summarized below:

	2022
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$454,021	$—	$454,021
U.S. agency	—	73,063	—	73,063
Non-U.S. government & agency	—	5,847	—	5,847
Agency MBS	—	331,806	—	331,806
ABS/CMBS/MBS*	—	240,736	—	240,736
Corporate	—	980,676	53,654	1,034,330
Municipal	—	527,147	—	527,147
Total fixed income securities - available-for-sale	$—	$2,613,296	$53,654	$2,666,950
Equity securities	496,731	39	1,612	498,382
Total	$496,731	$2,613,335	$55,266	$3,165,332
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	2021
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$134,554	$—	$134,554
U.S. agency	—	32,760	—	32,760
Non-U.S. government & agency	—	8,481	—	8,481
Agency MBS	—	367,187	—	367,187
ABS/CMBS/MBS*	—	264,054	—	264,054
Corporate	—	913,577	43,518	957,095
Municipal	—	645,756	—	645,756
Total fixed income securities - available-for-sale	$—	$2,366,369	$43,518	$2,409,887
Equity securities	613,712	64	—	613,776
Total	$613,712	$2,366,433	$43,518	$3,023,663
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of Regulation D private placement securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2022	$43,518
Net realized and unrealized gains (losses)
Included in net earnings as a part of:
Net investment income	(693)
Net realized gains	(432)
Included in other comprehensive earnings	(7,291)
Total net realized and unrealized gains (losses)	$(8,416)
Purchases	21,261
Transfers out of Level 3	(1,097)
Balance as of December 31, 2022	$55,266
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in net realized gains	$(432)
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings	$(7,291)

The amortized cost and estimated fair value of fixed income securities at December 31, 2022, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$332,951	$331,761
Due after one year through five years	916,676	873,530
Due after five years through 10 years	522,104	474,025
Due after 10 years	523,729	415,092
ABS/CMBS/MBS*	649,813	572,542
Total available-for-sale	$2,945,273	$2,666,950

*Asset-backed, commercial mortgage-backed and mortgage-backed securities

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The amortized cost and fair value of available-for-sale securities at December 31, 2022 and 2021 are presented in the tables below. Amortized cost does not include the $20.2 million and $16.4 million of accrued interest receivable as of December 31, 2022 and 2021, respectively.

	2022
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$462,884	$—	$8	$(8,871)	$454,021
U.S. agency	75,074	—	26	(2,037)	73,063
Non-U.S. government & agency	6,798	—	—	(951)	5,847
Agency MBS	373,687	—	336	(42,217)	331,806
ABS/CMBS/MBS*	276,126	(8)	62	(35,444)	240,736
Corporate	1,122,097	(331)	541	(87,977)	1,034,330
Municipal	628,607	—	1,265	(102,725)	527,147
Total fixed income	$2,945,273	$(339)	$2,238	$(280,222)	$2,666,950

	2021
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$127,752	$—	$6,846	$(44)	$134,554
U.S. agency	30,403	—	2,374	(17)	32,760
Non-U.S. government & agency	8,297	—	338	(154)	8,481
Agency MBS	362,861	—	9,277	(4,951)	367,187
ABS/CMBS/MBS*	264,273	—	2,120	(2,339)	264,054
Corporate	925,394	(441)	37,247	(5,105)	957,095
Municipal	627,287	—	22,750	(4,281)	645,756
Total fixed income	$2,346,267	$(441)	$80,952	$(16,891)	$2,409,887
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Asset-Backed, Commercial Mortgage-Backed and Mortgage-Backed Securities

Eighty-three percent of our collateralized securities carry the highest credit rating by one or more major rating agencies and continue to pay according to contractual terms.

For all fixed income securities at an unrealized loss at December 31, 2022, we believe it is probable that we will receive all contractual payments in the form of principal and interest. In addition, we are not required to, nor do we intend to, sell these investments prior to recovering the entire amortized cost basis of each security, which may be at maturity.

Municipal Bonds

As of December 31, 2022, approximately 46 percent of the municipal fixed income securities in the investment portfolio were general obligations of state and local governments and the remaining 54 percent were revenue based. Eighty-eight percent of our municipal fixed income securities were rated AA or better while 99 percent were rated A or better.

ALLOWANCE FOR CREDIT LOSSES AND UNREALIZED LOSSES ON FIXED INCOME SECURITIES

A reversible allowance for credit losses is required to be recognized on available-for-sale fixed income securities. Available-for-sale securities in the fixed income portfolio are subjected to several criteria to determine if those securities should be included in the allowance for expected credit loss evaluation, including:

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the fair value is below amortized cost. As of December 31, 2022, the discounted cash flow analysis resulted in an allowance for credit losses on 14 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

(in thousands)	2022	2021
Beginning balance	$441	$397
Increase to allowance from securities for which credit losses were not previously recorded	337	4
Reduction from securities sold during the period	(671)	(4)
Net increase (decrease) from securities that had an allowance at the beginning of the period	232	44
Ending balance	$339	$441

Net realized gains included $0.1 million of losses on fixed income securities for which we no longer had the intent to hold until recovery and for which the cost basis was written down to fair value. No such losses were recognized in 2021. All fixed income securities continue to pay the expected coupon payments. We believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

As of December 31, 2022, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,473 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $280.2 million in associated unrealized losses represents 9.5 percent of the fixed income portfolio’s cost basis and 8.6 percent of total invested assets. Isolated to these securities, unrealized losses at the end of 2022 increased compared to the previous year due to increasing interest rates which reduce the fair value of fixed income securities. Of the total 1,473 securities, 518 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of December 31, 2022 and 2021. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	December 31, 2022			December 31, 2021
		12 Mos.			12 Mos.
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. government
Fair value	$399,361	$8,828	$408,189	$2,942	$—	$2,942
Amortized cost	407,340	9,720	417,060	2,986	—	2,986
Unrealized loss	$(7,979)	$(892)	$(8,871)	$(44)	$—	$(44)
U.S. agency
Fair value	$32,987	$2,170	$35,157	$1,498	$—	$1,498
Amortized cost	34,627	2,567	37,194	1,515	—	1,515
Unrealized loss	$(1,640)	$(397)	$(2,037)	$(17)	$—	$(17)
Non-U.S. government & agency
Fair value	$3,626	$2,221	$5,847	$4,346	$—	$4,346
Amortized cost	3,798	3,000	6,798	4,500	—	4,500
Unrealized loss	$(172)	$(779)	$(951)	$(154)	$—	$(154)
Agency MBS
Fair value	$197,252	$117,851	$315,103	$102,145	$62,669	$164,814
Amortized cost	212,776	144,544	357,320	104,336	65,429	169,765
Unrealized loss	$(15,524)	$(26,693)	$(42,217)	$(2,191)	$(2,760)	$(4,951)
ABS/CMBS/MBS*
Fair value	$96,754	$136,149	$232,903	$150,997	$3,935	$154,932
Amortized cost	104,724	163,623	268,347	153,235	4,036	157,271
Unrealized loss	$(7,970)	$(27,474)	$(35,444)	$(2,238)	$(101)	$(2,339)
Corporate
Fair value	$660,830	$323,337	$984,167	$217,791	$53,818	$271,609
Amortized cost	697,437	374,707	1,072,144	221,010	55,704	276,714
Unrealized loss	$(36,607)	$(51,370)	$(87,977)	$(3,219)	$(1,886)	$(5,105)
Municipal
Fair value	$228,827	$204,324	$433,151	$162,998	$15,037	$178,035
Amortized cost	255,240	280,636	535,876	166,602	15,714	182,316
Unrealized loss	$(26,413)	$(76,312)	$(102,725)	$(3,604)	$(677)	$(4,281)
Total fixed income
Fair value	$1,619,637	$794,880	$2,414,517	$642,717	$135,459	$778,176
Amortized cost	1,715,942	978,797	2,694,739	654,184	140,883	795,067
Unrealized loss	$(96,305)	$(183,917)	$(280,222)	$(11,467)	$(5,424)	$(16,891)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

OTHER INVESTED ASSETS

We had $47.9 million of other invested assets at December 31, 2022, compared to $50.5 million at the end of 2021. Other invested assets include investments in low-income housing tax credit (LIHTC) partnerships, membership stock in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investments’ net asset value.

Our LIHTC interests had a balance of $13.5 million at December 31, 2022, compared to $16.6 million at December 31, 2021, and recognized a total tax benefit of $3.4 million during 2022, compared to $3.6 million during 2021 and $3.5 million during 2020. Our unfunded commitment for our LIHTC investments totaled $1.3 million at December 31, 2022 and will be paid out in installments through 2035.

Our investments in private funds totaled $28.4 million at December 31, 2022, compared to $28.6 million at December 31, 2021, and we had $4.9 million of associated unfunded commitments at December 31, 2022. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities and the timed dissolution of the partnerships would trigger redemption.

Restricted Assets

As of December 31, 2022, $57.3 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of the FHLBC stock provides. On November 10, 2021 RLI Insurance Company borrowed $50.0 million from the FHLBC, which was outstanding as of December 31, 2022.

As of December 31, 2022, fixed income securities with a carrying value of $88.6 million were on deposit with regulatory authorities as required by law.

3.	POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2022	2021	2020
Deferred policy acquisition costs (DAC), beginning of year	$103,553	$88,425	$85,044
Deferred:
Direct commissions	$277,553	$236,145	$200,917
Premium taxes	18,616	17,012	14,783
Ceding commissions	(39,458)	(47,592)	(42,115)
Net deferred	$256,711	$205,565	$173,585
Amortized	232,405	190,437	170,204
DAC, end of year	$127,859	$103,553	$88,425

Policy acquisition costs:
Amortized to expense - DAC	$232,405	$190,437	$170,204
Period costs:
Ceding commission - contingent	(5,882)	(4,303)	(4,053)
Other underwriting expenses	143,109	131,334	120,287
Total policy acquisition costs	$369,632	$317,468	$286,438

4.	DEBT

As of December 31, 2022, outstanding debt balances totaled $199.9 million, net of unamortized discount and debt issuance costs.

On October 2, 2013, we completed a public debt offering, issuing $150.0 million in senior notes maturing September 15, 2023, and paying interest semi-annually at the rate of 4.875 percent. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $148.6 million. The amount of the discount is being charged to income over the life of the debt on an effective yield basis. The carrying value of the senior note was $149.9 million and the estimated fair value was $149.9 million as of December 31, 2022. The fair value of our long-term debt is based on the limited observable prices that reflect thinly traded securities and is therefore classified as a Level 2 liability within the fair value hierarchy.

On November 10, 2021, RLI Ins. borrowed $50.0 million from the Federal Home Loan Bank of Chicago. The borrowing matures on November 10, 2023 and has an option to pay off the debt early beginning on November 10, 2022. Interest is paid monthly at an annualized rate of 0.84 percent.

We paid $7.7 million of interest on our debt in 2022 and $7.3 million in 2021 and 2020. The average rate on debt was 3.89 in 2022, 4.77 percent in 2021 and 4.91 percent in 2020.

We maintain a revolving line of credit with Bank of Montreal, Chicago Branch, which permits the Company to borrow up to an aggregate principal amount of $60.0 million. This facility was entered into during 2020 and replaced the previous $50.0 million facility with JP Morgan Chase Bank N.A. Under certain conditions, the line may be increased up to an aggregate principal amount of $120.0 million. This facility has a three-year term that expires on March 27, 2023. As of and during the years ended December 31, 2022, 2021 and 2020, no amounts were outstanding on these facilities.

5.	REINSURANCE

In the ordinary course of business, our insurance subsidiaries assume and cede premiums and selected insured risks with other insurance companies, known as reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk known as facultative reinsurance. In addition, there are several types of treaties including quota share, excess of loss and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements allow the Company to pursue greater diversification of business and serve to limit the maximum net loss to a single event, such as a catastrophe. Through the quantification of exposed policy limits in each region and the extensive use of computer-assisted modeling techniques, we monitor the concentration of risks exposed to catastrophic events.

Through the purchase of reinsurance, we also limit our net loss on any individual risk to a maximum of $9.7 million, although retentions can vary.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2022	2021	2020
WRITTEN
Direct	$1,531,656	$1,313,093	$1,107,303
Reinsurance assumed	33,830	34,261	29,129
Reinsurance ceded	(323,950)	(289,821)	(244,344)
Net	$1,241,536	$1,057,533	$892,088

EARNED
Direct	$1,425,165	$1,222,346	$1,062,608
Reinsurance assumed	35,680	30,950	27,651
Reinsurance ceded	(316,409)	(272,393)	(224,512)
Net	$1,144,436	$980,903	$865,747

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$776,448	$703,903	$608,638
Reinsurance assumed	22,813	18,087	18,783
Reinsurance ceded	(284,885)	(265,388)	(184,537)
Net	$514,376	$456,602	$442,884

More than 93 percent of our reinsurance recoverables are due from companies with financial strength ratings of A or better by AM Best and S&P rating services. The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top reinsurers as of December 31, 2022. These reinsurers all have financial strength ratings of A or better by AM Best and S&P’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2022.

			Net Reinsurer		Ceded
	AM Best	S&P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2022	Total	Written	Total
Munich Re / HSB	A+, Superior	AA-, Very Strong	$110,142	13.6%	$35,040	10.8%
Renaissance Re	A+, Superior	A+, Strong	82,929	10.3%	22,865	7.1%
Nationwide Mutual	A+, Superior	A+, Strong	45,492	5.6%	21,493	6.6%
Aspen UK Ltd.	A, Excellent	A-, Strong	43,632	5.4%	11,021	3.4%
Safety National	A++, Superior	A+, Strong	42,218	5.2%	14,971	4.6%
Endurance Re	A+, Superior	A+, Strong	40,979	5.1%	5,570	1.7%
Berkley Insurance Co.	A+, Superior	A+, Strong	36,105	4.5%	8,931	2.8%
Lloyds of London	A, Excellent	A+, Strong	34,737	4.3%	26,677	8.2%
Partner Re	A+, Superior	A+, Strong	34,322	4.3%	15,363	4.7%
Hannover Ruckversicherung	A+, Superior	AA-, Very Strong	33,507	4.2%	16,746	5.2%
Scor Re	A+, Superior	A+, Strong	32,153	4.0%	6,048	1.9%
Toa Re	A, Excellent	A+, Strong	27,278	3.4%	13,092	4.0%
Liberty Mutual	A, Excellent	A, Strong	24,665	3.1%	6,140	1.9%
Odyssey America Re	A, Excellent	A, Strong	23,945	3.0%	9,049	2.8%
All other reinsurers*			194,683	24.0%	110,944	34.3%
Total ceded exposure			$806,787	100.0%	$323,950	100.0%
*	All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

The allowances for uncollectible amounts on paid and unpaid recoverables were $16.1 million and $11.3 million, respectively, at December 31, 2022. At December 31, 2021, the amounts were $16.1 million and $11.2 million, respectively. Changes in the allowances during 2022 were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in 2022 and less than $0.1 million was recovered. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

6.	HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Unpaid losses and LAE at beginning of year:
Gross	$2,043,555	$1,750,049	$1,574,352
Ceded	(608,086)	(443,729)	(384,517)
Net	$1,435,469	$1,306,320	$1,189,835

Adoption impact of ASU 2016-13 on reinsurance balances recoverable	$—	$—	$(1,345)

Increase (decrease) in incurred losses and LAE:
Current accident year	$636,955	$582,065	$543,937
Prior accident years	(122,579)	(125,463)	(101,053)
Total incurred	$514,376	$456,602	$442,884

Loss and LAE payments for claims incurred:
Current accident year	$(97,525)	$(101,590)	$(93,077)
Prior accident year	(276,772)	(225,863)	(231,977)
Total paid	$(374,297)	$(327,453)	$(325,054)

Net unpaid losses and LAE at end of year	$1,575,548	$1,435,469	$1,306,320

Unpaid losses and LAE at end of year:
Gross	$2,315,637	$2,043,555	$1,750,049
Ceded	(740,089)	(608,086)	(443,729)
Net	$1,575,548	$1,435,469	$1,306,320

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

The following is information about incurred and paid loss development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and average historical claims duration as of December 31, 2022. The loss information has been disaggregated so that only losses that are expected to develop in a similar manner are grouped together. This has resulted in the presentation of loss information for our property and surety segments at the segment level, while information for our casualty segment has been separated in four groupings: primary occurrence, excess occurrence, claims made and transportation. Primary occurrence includes select lines within the professional services product along with general liability, small commercial and other casualty products. Excess occurrence encompasses commercial excess and personal umbrella, while claims made includes select lines within the professional services product, executive products and other casualty. Reported claim counts represent claim events on a specified policy rather than individual claimants and includes claims that did not or are not expected to result in an incurred loss. The information about incurred and paid claims development for the years ended December 31, 2013 to 2021 is presented as unaudited required supplementary information.

Casualty - Primary Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2022
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	Total IBNR	Claims
2013	$80,823	$67,297	$62,882	$60,329	$60,162	$59,556	$59,116	$57,106	$57,519	$58,434	$1,690	4,326
2014		88,092	79,497	71,592	67,237	66,389	66,702	65,636	63,727	64,449	2,623	4,298
2015			94,835	84,975	83,579	78,675	76,398	75,470	75,438	77,110	4,022	4,408
2016				101,950	96,753	90,611	85,449	83,374	79,440	77,729	6,700	4,332
2017					119,741	111,391	102,583	95,513	90,759	90,344	10,770	4,529
2018						141,513	130,281	125,731	115,076	114,414	21,681	4,873
2019							146,011	135,209	120,570	109,051	38,075	5,273
2020								145,171	137,439	122,785	60,440	4,603
2021									142,797	128,483	81,085	4,368
2022										155,203	119,846	3,856
									Total	$998,002

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$6,334	$13,021	$22,366	$34,786	$40,609	$45,753	$47,783	$49,411	$50,597	$53,375
2014		11,436	18,771	29,545	40,270	47,343	52,387	55,965	56,784	58,361
2015			10,157	19,902	33,020	45,056	54,270	58,866	62,997	68,650
2016				10,142	24,186	35,764	48,042	56,152	60,349	65,517
2017					13,154	25,933	38,783	52,823	62,236	71,419
2018						15,066	32,365	48,424	63,980	78,103
2019							15,698	30,673	41,911	57,750
2020								17,096	30,596	45,267
2021									14,428	29,633
2022										17,714
	* Presented as unaudited required supplementary information.								Total	$545,789
					All outstanding liabilities before 2013, net of reinsurance					9,314
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$461,527

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	13.3%	13.3%	14.4%	16.1%	11.0%	7.6%	5.3%	3.8%	2.2%	4.8%

Casualty - Excess Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2022
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	Total IBNR	Claims
2013	$39,984	$34,824	$26,857	$25,425	$25,599	$24,922	$25,496	$25,073	$24,836	$24,306	$1,155	950
2014		50,889	39,095	35,119	32,274	33,372	33,458	35,128	35,683	35,918	2,367	928
2015			53,672	50,857	47,392	42,840	43,328	42,446	41,690	41,471	3,017	702
2016				56,341	49,385	37,676	33,125	30,251	29,671	29,940	6,349	651
2017					62,863	55,868	48,363	44,737	43,249	41,620	13,877	646
2018						69,362	62,646	54,626	51,023	49,861	22,833	612
2019							88,078	89,691	79,083	80,147	38,161	659
2020								107,579	98,409	90,274	61,116	558
2021									136,433	136,354	81,568	656
2022										153,895	107,953	447
									Total	$683,786

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$1,060	$5,701	$10,967	$14,545	$16,967	$17,956	$18,524	$21,229	$22,154	$22,505
2014		1,899	4,006	11,002	18,852	22,541	23,376	26,068	28,963	30,484
2015			2,048	10,127	19,571	23,184	28,756	31,352	32,752	35,958
2016				1,068	3,396	7,441	10,054	12,703	14,400	17,807
2017					17	5,679	9,275	15,441	18,470	22,835
2018						2,506	5,823	10,801	17,294	22,016
2019							4,213	19,044	25,389	33,375
2020								2,901	13,856	20,988
2021									5,317	23,841
2022										7,479
	* Presented as unaudited required supplementary information.								Total	$237,288
					All outstanding liabilities before 2013, net of reinsurance					21,094
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$467,592

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	4.0%	13.0%	14.0%	13.1%	9.9%	5.8%	6.1%	9.0%	4.0%	1.4%

Casualty - Claims Made
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2022
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	Total IBNR	Claims
2013	$40,095	$41,488	$44,054	$40,288	$38,473	$37,959	$38,352	$37,974	$37,950	$37,817	$463	1,042
2014		53,929	55,386	58,152	55,350	51,554	53,841	53,783	52,619	52,796	1,584	1,305
2015			55,006	47,831	42,206	39,906	39,653	39,619	38,609	37,578	1,248	1,338
2016				59,992	67,760	69,493	67,728	64,730	65,078	61,876	2,451	1,507
2017					60,572	62,450	62,714	57,450	59,907	61,546	4,455	1,647
2018						66,128	62,416	56,468	48,457	47,692	10,412	1,394
2019							62,918	61,712	52,224	46,500	16,958	1,512
2020								60,278	56,785	46,853	29,739	1,294
2021									51,219	45,854	32,103	1,216
2022										58,289	43,827	1,005
									Total	$496,801

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$792	$7,073	$18,425	$26,121	$29,678	$32,789	$34,535	$35,476	$36,078	$36,800
2014		1,705	9,775	27,923	35,755	40,080	44,127	46,122	50,714	51,063
2015			2,215	10,738	16,774	20,920	28,795	32,241	33,529	34,671
2016				2,060	14,558	27,465	39,370	47,999	52,846	53,737
2017					2,455	11,350	22,728	36,522	42,918	47,087
2018						1,964	11,965	18,840	24,918	27,351
2019							1,839	8,123	14,117	19,930
2020								1,488	5,687	10,412
2021									999	5,615
2022										2,088
	* Presented as unaudited required supplementary information.								Total	$288,754
					All outstanding liabilities before 2013, net of reinsurance					3,249
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$211,296

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	3.6%	15.9%	19.6%	16.2%	11.3%	7.9%	3.3%	4.7%	1.1%	1.9%

Casualty - Transportation
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2022
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	Total IBNR	Claims
2013	$32,742	$32,853	$32,989	$37,673	$38,811	$39,974	$39,309	$39,183	$39,586	$39,598	$103	2,853
2014		38,361	33,015	36,452	38,590	40,202	40,508	41,156	41,974	42,067	412	3,099
2015			38,561	46,258	47,021	46,395	45,162	45,525	45,807	46,685	684	3,187
2016				50,430	53,519	54,105	52,277	52,818	53,915	55,718	1,152	3,943
2017					55,640	53,641	45,017	43,764	45,351	46,742	1,480	3,640
2018						57,597	54,592	38,719	36,468	35,442	2,428	3,404
2019							58,297	56,129	43,976	41,925	4,182	3,317
2020								43,573	35,524	27,665	5,844	1,647
2021									51,322	51,581	14,902	2,307
2022										60,862	14,645	2,520
									Total	$448,285

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$5,306	$11,978	$19,761	$28,220	$33,480	$35,923	$37,327	$37,915	$38,172	$38,531
2014		7,125	13,933	19,676	27,457	33,190	38,282	40,006	40,427	41,528
2015			6,984	20,709	29,554	37,222	39,339	41,345	42,626	45,002
2016				8,923	18,354	30,354	38,001	43,564	47,488	52,555
2017					7,979	17,070	24,090	30,260	36,141	41,064
2018						6,980	12,827	19,216	24,503	28,844
2019							7,148	15,852	21,120	26,422
2020								3,986	7,876	12,035
2021									5,341	15,345
2022										6,442
	* Presented as unaudited required supplementary information.								Total	$307,768
					All outstanding liabilities before 2013, net of reinsurance					1,220
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$141,737

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	15.0%	18.8%	16.8%	15.8%	11.0%	8.0%	4.9%	2.5%	1.6%	0.9%

Property
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2022
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	Total IBNR	Claims
2013	$63,864	$62,090	$62,173	$62,114	$61,914	$61,834	$61,776	$61,623	$61,400	$61,371	$7	2,996
2014		56,587	49,441	48,801	48,761	49,217	49,444	49,479	49,520	49,468	15	4,564
2015			59,863	56,103	53,958	52,720	53,111	52,781	52,878	53,359	25	4,076
2016				62,900	55,594	55,384	55,930	55,424	55,383	55,536	150	3,377
2017					90,803	83,273	84,961	82,671	82,319	81,912	801	2,893
2018						89,091	83,457	79,961	80,470	79,093	1,443	2,337
2019							71,232	65,189	61,116	59,901	1,141	2,453
2020								118,247	110,466	108,546	12,532	2,855
2021									135,447	116,424	16,900	3,071
2022										138,756	53,549	2,505
									Total	$804,366

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$32,208	$50,840	$57,407	$59,259	$60,520	$61,195	$61,325	$61,335	$61,188	$61,188
2014		30,550	43,380	46,148	46,528	47,799	49,027	49,259	49,317	49,339
2015			32,184	49,348	50,197	51,290	52,078	52,342	52,400	53,208
2016				33,134	46,921	51,371	53,006	54,328	54,747	55,215
2017					41,314	66,818	74,415	78,360	80,581	80,958
2018						37,048	68,264	72,357	75,253	76,378
2019							30,703	51,740	55,092	57,038
2020								43,192	79,660	88,401
2021									57,272	89,174
2022										44,667
	* Presented as unaudited required supplementary information.								Total	$655,566
					All outstanding liabilities before 2013, net of reinsurance					1,101
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$149,901

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	50.4%	31.1%	6.7%	2.9%	2.1%	1.1%	0.4%	0.5%	(0.1)%	0.0%

Surety
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2022
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	Total IBNR	Claims
2013	$16,080	$7,516	$6,170	$5,399	$5,271	$5,231	$5,209	$5,107	$5,046	$5,139	$3	1,411
2014		16,450	8,106	5,225	4,427	4,267	4,319	4,266	4,227	4,230	5	1,357
2015			16,958	12,957	11,113	10,456	9,792	9,521	9,275	8,580	21	1,244
2016				18,928	11,062	9,351	8,895	8,391	7,948	8,134	81	1,389
2017					16,127	8,641	8,798	8,116	8,034	7,769	158	1,826
2018						16,765	7,227	4,564	3,947	3,996	244	1,362
2019							14,785	7,205	5,053	4,062	860	1,178
2020								19,241	14,840	12,378	4,214	895
2021									18,540	11,724	7,826	767
2022										20,185	18,683	527
									Total	$86,197

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$1,116	$2,856	$4,701	$4,911	$5,098	$5,150	$5,128	$5,061	$5,029	$5,131
2014		722	4,283	4,166	4,059	4,131	4,234	4,214	4,197	4,218
2015			3,192	6,719	7,695	9,436	9,183	9,186	9,168	8,462
2016				3,087	5,817	6,299	7,640	8,086	7,673	7,946
2017					979	2,862	7,062	7,221	7,362	7,372
2018						1,835	2,588	2,368	2,536	3,020
2019							336	2,433	2,765	3,039
2020								835	2,719	3,828
2021									1,197	3,229
2022										(241)
	* Presented as unaudited required supplementary information.								Total	$46,004
					All outstanding liabilities before 2013, net of reinsurance					(77)
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$40,116

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	19.6%	35.6%	14.5%	7.3%	3.6%	(0.3)%	0.6%	(3.3)%	(0.1)%	2.0%

The following is a reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and settlement expenses in the consolidated balance sheet:

(in thousands)	December 31, 2022	December 31, 2021
Net outstanding liabilities:
Casualty - Primary Occurrence	$461,527	$453,142
Casualty - Excess Occurrence	467,592	384,579
Casualty - Claims Made	211,296	209,705
Casualty - Transportation	141,737	131,531
Property	149,901	124,652
Surety	40,116	34,244
Unallocated loss adjustment expenses	61,752	59,391
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	11,250	11,188
Other	30,377	27,037
Liabilities for unpaid loss and settlement expenses, net of reinsurance	$1,575,548	$1,435,469

Reinsurance recoverable on unpaid claims:
Casualty - Primary Occurrence	$46,674	$43,688
Casualty - Excess Occurrence	138,822	122,092
Casualty - Claims Made	298,930	271,259
Casualty - Transportation	78,456	66,283
Property	137,613	65,098
Surety	50,737	50,743
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	(11,250)	(11,188)
Other	107	111
Total reinsurance balances recoverable on unpaid losses and settlement expenses	$740,089	$608,086

Total gross liability for unpaid loss and settlement expenses	$2,315,637	$2,043,555

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

Actuarial models base future loss emergence on historical experience, with adjustments for current trends. We expect the timing of loss emergence and ultimate loss ratios for certain coverages we underwrite will be affected as a result of COVID-19 and the related economic impact. The industry is experiencing new issues, including the postponement of civil court cases, the extension of various statutes of limitations, claim uncertainty due to supply shortages and changes in settlement trends. Our recorded reserves include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in loss reserve deficiencies and reduce earnings in future periods.

DEVELOPMENT OF IBNR RESERVES

The following table summarizes our prior accident years’ loss reserve development by segment for 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Casualty	$(87,225)	$(108,632)	$(75,075)
Property	(24,927)	(10,981)	(13,019)
Surety	(10,427)	(5,850)	(12,959)
Total	$(122,579)	$(125,463)	$(101,053)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2022. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2022. The casualty segment contributed $87.2 million in favorable development. Accident years 2016 and 2018 through 2021 contributed the majority of the favorable development, with earlier years developing favorably in aggregate to a lesser extent. Risk selection by our underwriters continued to provide better results than estimated in our reserving process. Within the primary occurrence grouping, the general liability product contributed $28.3 million to our favorable development. Small commercial products were favorable by $4.6 million. Within the excess occurrence grouping, commercial excess was favorable by $6.3 million and our personal umbrella product developed favorably by $3.8 million. Within the claims made grouping, professional services coverages developed favorably by $18.8 million and executive products developed favorably by $4.1 million. Transportation experienced favorable development of $6.4 million.

Marine contributed $17.0 million of the $24.9 million total favorable property development. Accident years 2019 through 2021 contributed to the marine products’ favorable development. Hawaii homeowners contributed $2.3 million of favorable development.

The surety segment experienced favorable development of $10.4 million. The majority of the favorable development was from accident years 2019 through 2021. Contract surety had favorable development of $4.9 million and commercial surety had favorable development of $4.2 million.

2021. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2021. Development from the casualty segment totaled $108.6 million. Favorable development was experienced across accident years 2014 through 2020, with the largest amounts attributable to accident years 2018 through 2020. We continued to experience emergence that was generally better than previously estimated. We attribute the favorable emergence to loss trends in most lines outperforming our long-term expectations, our underwriters’ ability to select risk and an increasing rate environment. Within the primary occurrence grouping, the general liability product contributed $25.3 million to our favorable development and small commercial was favorable by $7.5 million. Within the excess occurrence grouping, commercial excess was favorable by $10.5 million and personal umbrella developed favorably by $10.4 million. Within the claims made grouping, professional services coverages developed favorably by $14.2 million and executive products developed favorably by $5.9 million. Transportation had $20.1 million of favorable development.

Our marine product was the predominant driver of the favorable development in the property segment, accounting for $6.6 million of the $11.0 million total favorable development for the segment. Accident years 2019 and 2020 made the largest contribution. Commercial property was favorable by $2.0 million.

The surety segment experienced $5.9 million of favorable development. The majority of the favorable development came from the 2019 and 2020 accident years. Contract surety was the main contributor with favorable development of $4.6 million.

2020. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2020. The casualty segment contributed $75.1 million in favorable development. Accident years 2017 through 2019 contributed significantly to the favorable development. This was predominantly caused by favorable frequency and severity trends that continued to be better than our long-term expectations. In addition, we believe this to be the result of our underwriters’ ability to select risk as well as an increasing rate environment within many of our casualty sublines. Nearly all of our casualty products contributed to the favorable development. Transportation contributed $19.1 million for the year. Within the primary occurrence grouping, the general liability product contributed $17.9 million to our favorable development. Within the excess occurrence grouping, commercial excess developed favorably by $12.5 million. Within the claims made grouping, professional services coverages developed favorably by $7.8 million and medical professional liability had $6.1 million of favorable development.

The marine product was the primary driver of the favorable development in the property segment. Marine contributed $6.5 million of the $13.0 million total favorable property development, primarily in accident years 2017 and 2018. Commercial property was favorable by $5.2 million.

The surety segment experienced favorable development of $13.0 million. The majority of the favorable development was from accident year 2019. Contract and commercial surety products were the main contributors with favorable development of $5.9 million and $3.8 million, respectively.

ENVIRONMENTAL, ASBESTOS AND MASS TORT EXPOSURES

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial excess, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial excess and assumed reinsurance books of business.

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Loss and LAE Payments (Cumulative):
Gross	$142,377	$141,768	$139,804
Ceded	(69,696)	(69,576)	(69,219)
Net	$72,681	$72,192	$70,585

Unpaid Losses and LAE at End of Year:
Gross	$26,871	$25,747	$22,485
Ceded	(5,786)	(5,718)	(4,619)
Net	$21,085	$20,029	$17,866

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

During 2022, we increased our IBNR reserves for asbestos, environmental and mass tort exposures, as we experienced modest emergence and an increase in open claims.

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

(in thousands)	2022	2021
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$23,788	$22,637
Unearned premium offset	27,158	23,080
Net unrealized depreciation of securities	19,839	—
Deferred compensation	4,058	3,469
Share-based compensation expense	3,202	3,089
Capitalized research and development costs	2,544	—
Lease liability	3,026	3,796
Other	938	367
Deferred tax assets before allowance	$84,553	$56,438
Less valuation allowance	—	—
Total deferred tax assets	$84,553	$56,438

Deferred tax liabilities:
Net unrealized appreciation of securities	$—	$76,533
Deferred policy acquisition costs	26,850	21,746
Lease asset	2,681	3,101
Discounting of unpaid losses and settlement expenses - Tax Cuts and Jobs Act (TCJA) implementation offset	1,909	2,545
Fixed assets	3,083	3,518
Intangible assets	1,543	1,537
Undistributed earnings of unconsolidated investees	7,399	29,515
Other	819	1,452
Total deferred tax liabilities	$44,284	$139,947
Net deferred tax asset (liability)	$40,269	$(83,509)

Income tax expense (benefit) attributable to income from operations for the years ended December 31, 2022, 2021 and 2020, differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2022		2021		2020
Provision for income taxes at the statutory federal tax rates	$151,342	21.0%	$72,307	21.0%	$39,867	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(4,491)	(0.6)%	(3,090)	(0.9)%	(3,537)	(1.8)%
Tax-exempt interest income	(1,143)	(0.2)%	(1,219)	(0.3)%	(1,293)	(0.7)%
Dividends received deduction	(912)	(0.1)%	(891)	(0.3)%	(883)	(0.5)%
Investment tax credit	(5,053)	(0.7)%	(3,491)	(1.0)%	(2,435)	(1.3)%
ESOP dividends paid deduction	(4,171)	(0.6)%	(1,566)	(0.5)%	(1,083)	(0.6)%
Unconsolidated investee dividends	—	—%	—	—%	(479)	(0.2)%
Nondeductible expenses	1,263	0.2%	3,834	1.1%	1,878	1.0%
Other items, net	432	0.0%	(917)	(0.2)%	715	0.4%
Total	$137,267	19.0%	$64,967	18.9%	$32,750	17.3%

Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher in 2022 due to higher levels of pretax income, which decreased the impact of tax-favored adjustments on a percentage basis.

Our net earnings include equity in earnings of unconsolidated investees, Maui Jim and Prime. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. We received a $4.7 million dividend from Prime in 2020 and recognized a $0.5 million tax benefit from applying the lower tax rate applicable to affiliated dividends paid to insurance companies (10.8 percent in 2020), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. Standing alone, the dividends resulted in a 0.2 percent reduction to the 2020 effective tax rate. No dividends were declared from unconsolidated investees in 2022 or 2021, therefore having no impact to the 2022 or 2021 effective tax rates.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2022, 2021 and 2020 resulted in tax benefits of $4.2 million, $1.6 million and $1.1 million, respectively. These tax benefits reduced the effective tax rate for 2022, 2021 and 2020 by 0.6 percent, 0.5 percent and 0.6 percent and, respectively.

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the projected results of future operations, which will generate sufficient taxable income to realize the deferred tax asset. In addition, we believe when these deferred items reverse in future years, our taxable income will be taxed at an effective rate of 21 percent.

Federal and state income taxes paid in 2022, 2021 and 2020 amounted to $190.3 million, $38.6 million and $23.7 million, respectively. The increase in 2022 is the result of taxes paid on the sale of our investment in Maui Jim. See note 13 for more information on the sale.

Although we are not currently under audit by the IRS, tax years 2019 through 2022 remain open and are subject to examination.

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are approved annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $18.4 million, $18.0 million and $14.4 million for 2022, 2021 and 2020, respectively.

During 2022, the ESOP purchased 87,367 shares of RLI Corp. stock on the open market at an average price of $103.01 ($9.0 million) relating to the contribution for plan year 2021. Shares held by the ESOP as of December 31, 2022, totaled 2,534,646 and are treated as outstanding in computing our earnings per share. During 2021, the ESOP purchased 65,815 shares of RLI Corp. stock on the open market at an average price of $107.95 ($7.1 million) relating to the contribution for plan year 2020. During 2020, the ESOP purchased 94,194 shares of RLI Corp. stock on the open market at an average price of $82.67 ($7.8 million) relating to the contribution for plan year 2019. The above-mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual awards are provided to executives, managers and associates through our incentive plans, provided certain strategic and financial goals are met. Annual expenses for these incentive plans totaled $23.9 million, $39.1 million and $26.6 million for 2022, 2021 and 2020, respectively.

DEFERRED COMPENSATION

We maintain rabbi trusts for deferred compensation plans for directors, key employees and executive officers through which contributions can be invested in RLI Corp. stock or mutual funds. The employer stock in the plan cannot be diversified and is accounted for as equity, in a manner consistent with the accounting for treasury stock. At December 31, 2022, the trusts’ assets were valued at $55.9 million.

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

In 2015, our shareholders approved the 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP), which provides for equity-based compensation and replaced the 2010 LTIP. In conjunction with the adoption of the 2015 LTIP, effective May 7, 2015, options were no longer granted under the 2010 LTIP. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 3,263,788 awards under the 2015 LTIP, including 363,368 in 2022.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $8.8 million, $6.4 million and $5.4 million for 2022, 2021 and 2020, respectively. The total income tax benefit was $1.4 million for 2022, $1.0 million for 2021 and $0.9 million for 2020. Total unrecognized compensation expense relating to outstanding and unvested awards was $6.6 million, which will be recognized over the weighted average vesting period of 2.32 years.

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

On November 10, 2022, the board of directors declared a $7.00 special cash dividend to be paid on December 20, 2022, the shareholders of record at the close of business on November 30, 2022. To preserve the intrinsic value of the options, the board also approved, pursuant to the terms of our various stock option plans, a proportional adjustment to the exercise price (equivalent to the special dividend) for all outstanding non-qualified options in relation to the special dividend. These adjustments did not result in any incremental compensation expense as the aggregate fair value, aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments.

The following table summarize option activity in 2022:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding as of January 1, 2022	1,669,325	$78.63
Granted	344,100	109.50
Exercised	(308,280)	54.42
Cancelled or forfeited	(9,485)	86.40
Outstanding as of December 31, 2022	1,695,660	$82.42	4.90	$82,835
Exercisable at December 31, 2022	782,067	$67.54	3.47	$49,839

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $21.8 million, $12.2 million and $15.5 million during 2022, 2021 and 2020, respectively.

The fair value of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted-average fair values as of December 31:

	2022		2021		2020
Weighted-average fair value of grants	$21.43		$17.11		$13.24
Risk-free interest rates	2.95%		0.75%		0.39%
Dividend yield	2.50%		2.06%		2.30%
Expected volatility	22.89%		22.73%		22.67%
Expected option life	5.05	years	4.97	years	4.96	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $2.5 million, $2.2 million and $1.5 million during 2022, 2021 and 2020, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2022	45,068	$97.67
Granted	19,268	115.71
Reinvested	2,632	127.48
Vested	(21,380)	93.07
Forfeited	(1,380)	77.92
Nonvested at December 31, 2022	44,208	$109.51

9.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

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

The NAIC has risk-based capital (RBC) requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2022, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $249.7 million, $225.1 million and $203.9 million as of December 31, 2022, 2021 and 2020, respectively, compared to actual statutory capital and surplus of $1.4 billion, $1.2 billion and $1.1 billion, respectively, for these same periods.

Year-end statutory surplus for 2022 presented in the table below includes $327.4 million of RLI Corp. stock (cost basis of $64.6 million) held by Mt. Hawley Insurance Company, compared to $271.2 million and $238.0 million in 2021 and 2020, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ended and as of December 31:

(in thousands)	2022	2021	2020
Consolidated net income, statutory basis	$229,111	$207,550	$120,329
Consolidated surplus, statutory basis	$1,407,925	$1,240,649	$1,121,592

As discussed in note 1.A., our three insurance companies are subsidiaries of RLI Corp., with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2022, our holding company had $1.2 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $240.6 million in liquid assets, which was elevated by the cash proceeds received from the sale of Maui Jim. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2022, 2021 and 2020, our principal insurance subsidiary paid ordinary dividends totaling $13.0 million, $70.0 million and $110.0 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2021, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $110.0 million. No extraordinary dividends were paid in 2022 or 2020. As of December 31, 2022, $136.9 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

As of December 31, 2022, we had $13.5 million of unfunded commitments related to our investments in private funds, low-income housing tax credit investments and equity method investees. See note 2 for more information on our investments in private funds and low-income housing tax credits.

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

The components of lease expense and other lease information as of and during the years ended December 31, 2022, 2021 and 2020 were as follows:

(in thousands)	2022	2021	2020
Operating lease cost	$4,957	$5,131	$5,504
Variable lease cost	1,423	1,433	1,346
Sublease income	(555)	(508)	(262)
Total lease cost	$5,825	$6,056	$6,588

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$5,435	$5,738	$5,963

ROU assets obtained in exchange for new operating lease liabilities	$2,694	$4,828	$81

Reduction to ROU assets resulting from reduction to lease liabilities	$2	$1,042	$18

Other non-cash reductions to ROU assets	$73	$48	$1,192

(in thousands)	2022		2021
Operating lease ROU assets	$12,766		$14,765
Operating lease liabilities	$14,499		$16,905
Weighted-average remaining lease term - operating leases	4.21	years	4.52	years
Weighted-average discount rate - operating leases	2.11%		2.02%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

(in thousands)	2022
2023	$5,578
2024	3,628
2025	2,216
2026	1,311
2027	826
Thereafter	1,587
Total future minimum lease payments	$15,146
Less imputed interest	(647)
Total operating lease liability	$14,499

12.	OPERATING SEGMENT INFORMATION

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires and hurricanes. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast, and windstorms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout insurance cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

The surety segment specializes in writing small to medium-sized contract surety coverages, including payment and performance bonds. We offer a variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the financial, healthcare as well as on and offshore energy, petrochemical and refining industries. We also offer miscellaneous bonds including license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees the construction work of a commercial contractor for a specific project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

Net investment income consists of the interest and dividend income streams from our investments in fixed income and equity securities. Interest and general corporate expenses include the cost of debt, other director and shareholder relations costs and other compensation-related expenses incurred for the benefit of the corporation, but not attributable to the operations of our insurance segments. Investee earnings represent our share in Maui Jim and Prime earnings. We owned 40 percent of Maui Jim, a privately held company which operates in the sunglass and optical goods industries, which we sold in the third quarter of 2022. See note 13 for more information on the sale. Our investment in Maui Jim was carried at the holding company, as it was unrelated to our core insurance operations. Additionally, we own 23 percent of Prime Holdings Insurance Services, Inc., a privately held insurance company which specializes in hard-to-place risks.

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

REVENUES

(in thousands)	2022	2021	2020
Casualty	$711,832	$633,639	$569,521
Property	307,886	231,837	183,720
Surety	124,718	115,427	112,506
Net premiums earned	$1,144,436	$980,903	$865,747
Net investment income	86,078	68,862	67,893
Net realized gains	588,515	64,222	17,885
Net unrealized gains (losses) on equity securities	(121,037)	65,258	32,101
Total	$1,697,992	$1,179,245	$983,626

INSURANCE EXPENSES

(in thousands)	2022	2021	2020
Loss and settlement expenses:
Casualty	$381,436	$311,627	$322,099
Property	120,745	129,924	111,356
Surety	12,195	15,051	9,429
Total loss and settlement expenses	$514,376	$456,602	$442,884

Policy acquisition costs:
Casualty	$204,397	$179,354	$162,058
Property	95,203	72,008	59,926
Surety	70,032	66,106	64,454
Total policy acquisition costs	$369,632	$317,468	$286,438

Other insurance expenses:
Casualty	$52,210	$47,139	$40,937
Property	19,416	18,605	15,620
Surety	10,586	11,163	10,271
Total other insurance expenses	$82,212	$76,907	$66,828
Total	$966,220	$850,977	$796,150

NET EARNINGS

(in thousands)	2022	2021	2020
Casualty	$73,789	$95,519	$44,427
Property	72,522	11,300	(3,182)
Surety	31,905	23,107	28,352
Net underwriting income	$178,216	$129,926	$69,597
Net investment income	86,078	68,862	67,893
Net realized gains	588,515	64,222	17,885
Net unrealized gains (losses) on equity securities	(121,037)	65,258	32,101
Interest on debt	(8,047)	(7,677)	(7,603)
General corporate expense	(12,900)	(13,330)	(10,265)
Equity in earnings of unconsolidated investees	9,853	37,060	20,233
Total earnings before incomes taxes	$720,678	$344,321	$189,841
Income tax expense	137,267	64,967	32,750
Net earnings	$583,411	$279,354	$157,091

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED

	Year ended December 31,
(in thousands)	2022	2021	2020
CASUALTY
Commercial excess and personal umbrella	$253,921	$219,437	$178,214
General liability	100,374	90,853	91,653
Commercial transportation	96,992	83,352	64,624
Professional services	95,187	88,855	85,196
Small commercial	67,673	64,660	63,357
Executive products	26,606	21,873	26,509
Other casualty	71,079	64,609	59,968
Total	$711,832	$633,639	$569,521

PROPERTY
Commercial property	$163,078	$107,941	$79,406
Marine	113,208	97,745	81,852
Other property	31,600	26,151	22,462
Total	$307,886	$231,837	$183,720

SURETY
Commercial	$47,652	$43,738	$42,872
Miscellaneous	45,826	43,982	42,292
Contract	31,240	27,707	27,342
Total	$124,718	$115,427	$112,506
Grand total	$1,144,436	$980,903	$865,747

13. ACQUISITONS AND DISPOSITIONS

On September 30, 2022, RLI Corp. completed the sale of its equity method investment in Maui Jim to Kering Eyewear for cash proceeds of $686.6 million. The sale was part of a larger transaction whereby Kering Eyewear acquired all of the shares of common stock of Maui Jim, consistent with our prior commitments under the terms of a shareholders agreement between RLI and the majority owner of Maui Jim. We recognized a net realized gain of $571.0 million as a result of the sale, which was recorded in the net realized gain line item of the statement of earnings. In addition, we have the right to receive additional consideration based on customary post-closing working capital and other adjustments. Any gain related to the additional consideration will be recognized when received.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of RLI Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of earnings and comprehensive earnings, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to unpaid losses and settlement expenses included the following, among others:

●	We tested the effectiveness of controls related to unpaid losses and settlement expenses, including those controls over the inputs, methods, and assumptions used in the Company’s estimation processes.

●	We tested the underlying data, including historical claims, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.

●	With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by the Company to estimate the unpaid losses and settlement expenses by:

o	Developing a range of independent estimates of unpaid losses and settlement expenses for certain lines of business and comparing our estimates to the recorded reserves.

o	We compared our prior year estimates of expected incurred losses to actual experience during the current year to identify potential management bias in the determination of the unpaid losses and settlement expenses.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2023

We have served as the Company’s auditor since 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report on page 91 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information – None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections – None.

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

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2022

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale:
U.S. government	$462,884	$454,021	$454,021
U.S. agency	75,074	73,063	73,063
Non-U.S. government & agency	6,798	5,847	5,847
Agency MBS	373,687	331,806	331,806
ABS/CMBS/MBS*	276,126	240,736	240,736
Corporate	1,122,097	1,034,330	1,034,330
Municipal	628,607	527,147	527,147
Total available-for-sale	$2,945,273	$2,666,950	$2,666,950
Total fixed maturities	$2,945,273	$2,666,950	$2,666,950

Equity securities:
Common stock:
Ind Misc and all other	$109,530	$179,643	$179,643
ETFs (Ind/misc)	218,489	318,739	318,739
Total equity securities	$328,019	$498,382	$498,382
Cash and short-term investments	59,047	59,047	59,047
Other invested assets	43,980	47,922	47,922
Total investments and cash	$3,376,319	$3,272,301	$3,272,301
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2022	2021
ASSETS
Cash	$1,051	$1,433
Short-term investments, at cost which approximates fair value	2,229	—
Accounts receivable, affiliates	1,572	848
Investments in subsidiaries	1,084,055	1,197,997
Investments in unconsolidated investee	—	113,052
Fixed income:
Available-for-sale, at fair value	237,282	86,483
(amortized cost of $250,904 and allowance for credit losses of $0 in 2022)
(amortized cost of $84,823 and allowance for credit losses of $0 in 2021)
Property and equipment, at cost, net of accumulated depreciation of $1,340 in 2022 and $1,697 in 2021	1,410	1,711
Income taxes receivable - current	—	211
Income taxes - deferred	3,204	—
Other assets	3,840	2,907
TOTAL ASSETS	$1,334,643	$1,404,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Income taxes payable - current	$1,823	$—
Income taxes - deferred	—	21,067
Current portion of long-term debt	149,863	—
Long-term debt	—	149,676
Interest payable, long-term debt	2,153	2,153
Other liabilities	3,463	2,385
TOTAL LIABILITIES	$157,302	$175,281

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,399,966 shares issued and 45,469,752 shares outstanding in 2022)
(68,219,551 shares issued and 45,289,337 shares outstanding in 2021)	$684	$682
Paid-in capital	352,391	343,742
Accumulated other comprehensive earnings	(229,076)	49,826
Retained earnings	1,446,341	1,228,110
Deferred compensation	12,015	9,642
Treasury stock, at cost (22,930,214 shares in 2022 and 2021)	(405,014)	(402,641)
TOTAL SHAREHOLDERS’ EQUITY	$1,177,341	$1,229,361
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,334,643	$1,404,642

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2022	2021	2020
Net investment income	$6,245	$2,102	$1,412
Net realized gains (losses)	570,888	(625)	501
Equity in earnings of unconsolidated investee	372	22,786	10,368
Selling, general and administrative expenses	(12,900)	(13,330)	(10,265)
Interest expense on debt	(7,622)	(7,616)	(7,603)
Earnings (loss) before income taxes	$556,983	$3,317	$(5,587)
Income tax expense (benefit)	108,699	(1,585)	(2,885)
Net earnings (loss) before equity in net earnings of subsidiaries	$448,284	$4,902	$(2,702)
Equity in net earnings of subsidiaries	135,127	274,452	159,793
Net earnings	$583,411	$279,354	$157,091
Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(12,188)	$(1,996)	$994
Less: reclassification adjustment for (gains) losses included in net earnings	115	500	(390)
Other comprehensive earnings (loss) - parent only	$(12,073)	$(1,496)	$604
Equity in other comprehensive earnings (loss) of subsidiaries/investees	(266,829)	(57,392)	55,615
Other comprehensive earnings (loss)	$(278,902)	$(58,888)	$56,219
Comprehensive earnings	$304,509	$220,466	$213,310

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2022	2021	2020
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$448,284	$4,902	$(2,702)
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized (gains) losses	(570,888)	625	(501)
Depreciation	64	68	67
Other items, net	1,403	3,966	2,270
Change in:
Affiliate balances receivable/payable	(724)	(3,404)	1,246
Federal income taxes	(19,484)	5,901	1,399
Changes in investment in unconsolidated investee:
Undistributed earnings	(372)	(22,786)	(10,368)
Net cash used in operating activities	$(141,717)	$(10,728)	$(8,589)

Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(1,356,177)	$(33,373)	$(24,950)
Other	(1,420)	(2,904)	(346)
Sale of:
Fixed income, available-for-sale	1,373	5,306	3,767
Equity method investee	686,566	—	—
Other	221	1,245	—
Property and equipment	298	—	—
Call or maturity of:
Fixed income, available-for-sale	1,192,050	2,878	3,492
Net purchase of short-term investments	(2,229)	—	—
Cash dividends received-subsidiaries	13,000	180,000	110,000
Net cash provided by investing activities	$533,682	$153,152	$91,963

Cash flows from financing activities
Proceeds from stock option exercises	$(465)	$1,838	$8,648
Cash dividends paid	(397,323)	(147,422)	(95,793)
Other	5,441	4,212	3,802
Net cash used in financing activities	$(392,347)	$(141,372)	$(83,343)

Net increase (decrease) in cash	$(382)	$1,052	$31
Cash at beginning of year	1,433	381	350
Cash at end of year	$1,051	$1,433	$381

Interest paid on outstanding debt amounted to $7.3 million for 2022, 2021 and 2020, respectively. See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2022, 2021 and 2020

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
	acquisition	and settlement	premiums,	premiums	expenses
(in thousands)	costs	expenses, gross	gross	earned	current year
Year ended December 31, 2022
Casualty segment	$66,285	$1,929,091	$466,178	$711,832	$468,661
Property segment	36,767	293,737	237,369	307,886	145,672
Surety segment	24,807	92,809	81,538	124,718	22,622
RLI Insurance Group	$127,859	$2,315,637	$785,085	$1,144,436	$636,955

Year ended December 31, 2021
Casualty segment	$55,760	$1,760,469	$438,248	$633,639	$420,259
Property segment	25,764	196,369	168,209	231,837	140,905
Surety segment	22,029	86,717	73,987	115,427	20,901
RLI Insurance Group	$103,553	$2,043,555	$680,444	$980,903	$582,065

Year ended December 31, 2020
Casualty segment	$48,255	$1,567,544	$385,736	$569,521	$397,174
Property segment	19,655	150,008	131,274	183,720	124,375
Surety segment	20,515	32,497	69,376	112,506	22,388
RLI Insurance Group	$88,425	$1,750,049	$586,386	$865,747	$543,937

NOTE 1: Investment income is not allocated to the segments, therefore, net investment income has not been provided.

See the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2022, 2021 and 2020

	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
(in thousands)	prior year	costs	expenses	written
Year ended December 31, 2022
Casualty segment	$(87,225)	$204,397	$52,210	$744,607
Property segment	(24,927)	95,203	19,416	364,644
Surety segment	(10,427)	70,032	10,586	132,285
RLI Insurance Group	$(122,579)	$369,632	$82,212	$1,241,536

Year ended December 31, 2021
Casualty segment	$(108,632)	$179,354	$47,139	$674,709
Property segment	(10,981)	72,008	18,605	262,816
Surety segment	(5,850)	66,106	11,163	120,008
RLI Insurance Group	$(125,463)	$317,468	$76,907	$1,057,533

Year ended December 31, 2020
Casualty segment	$(75,075)	$162,058	$40,937	$583,244
Property segment	(13,019)	59,926	15,620	196,603
Surety segment	(12,959)	64,454	10,271	112,241
RLI Insurance Group	$(101,053)	$286,438	$66,828	$892,088

See the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2022, 2021 and 2020

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
(in thousands)	amount	companies	companies	amount	to net
2022
Casualty segment	$863,530	$186,469	$34,771	$711,832	4.9%
Property segment	430,010	122,415	291	307,886	0.1%
Surety segment	131,625	7,525	618	124,718	0.5%
RLI Insurance Group premiums earned	$1,425,165	$316,409	$35,680	$1,144,436	3.1%

2021
Casualty segment	$788,741	$185,433	$30,331	$633,639	4.8%
Property segment	310,630	79,094	301	231,837	0.1%
Surety segment	122,975	7,866	318	115,427	0.3%
RLI Insurance Group premiums earned	$1,222,346	$272,393	$30,950	$980,903	3.2%

2020
Casualty segment	$690,718	$148,271	$27,074	$569,521	4.8%
Property segment	253,781	70,398	337	183,720	0.2%
Surety segment	118,109	5,843	240	112,506	0.2%
RLI Insurance Group premiums earned	$1,062,608	$224,512	$27,651	$865,747	3.2%

See the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2022, 2021 and 2020

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period
2022 Allowance for uncollectible reinsurance	$27,243	$130	$(50)	$27,323

2021 Allowance for uncollectible reinsurance	$24,539	$2,863	$(159)	$27,243

2020 Allowance for uncollectible reinsurance	$25,066	$(522)	$(5)	$24,539

See the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2022, 2021 and 2020

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
	acquisition	claim adjustment	premiums,	premiums	investment
Affiliation with Registrant (1)	costs	expense reserves	gross	earned	income
2022	$127,859	$2,315,637	$785,085	$1,144,436	$86,078
2021	$103,553	$2,043,555	$680,444	$980,903	$68,862
2020	$88,425	$1,750,049	$586,386	$865,747	$67,893

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written
2022	$636,955	$(122,579)	$369,632	$374,297	$1,241,536
2021	$582,065	$(125,463)	$317,468	$327,453	$1,057,533
2020	$543,937	$(101,053)	$286,438	$325,054	$892,088
(1)	Consolidated property-casualty insurance operations.
(2)	See the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 8-K filed May 8, 2020.

3.2	By-Laws	Incorporated by reference to the Company’s Form 8-K filed May 8, 2018.

4.1	Senior Indenture	Incorporated by reference to the Company’s Form 8-K filed October 2, 2013.

4.2	Supplemental Indenture	Incorporated by reference to the Company’s Form 8-K filed May 8, 2018.

4.3	Description of Securities	Attached as Exhibit 4.3.

10.1	RLI Corp. Nonqualified Agreement*	Incorporated by reference to the Company’s Form 10-K filed on February 21, 2020.

10.2	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed on February 21, 2020.

10.3	RLI Corp. Executive Deferred Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-K filed on February 18, 2022.

10.4	RLI Corp. 2010 Long-Term Incentive Plan*	Incorporated by reference to the Company’s Form 8-K filed on May 6, 2010.

10.5	RLI Corp. Annual Incentive Compensation Plan, as amended*	Incorporated by reference to the Company’s Form 10-Q filed July 24, 2020.

10.6	2023 Market Value Potential (MVP), Executive Incentive Program Guideline*	Attached as Exhibit 10.6.

10.7	RLI Corp. 2015 Long-Term Incentive Plan, as amended*	Incorporated by reference to the Company’s Form 10-Q filed on July 24, 2020.

10.8	Management Incentive Program Guideline*	Attached as Exhibit 10.8.

10.9	RLI Underwriting Profit Program Guideline*	Attached as Exhibit 10.9.

10.10	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	Incorporated by reference to the Company’s Form 8-K filed September 26, 2014.

10.11	Credit Agreement (Bank of Montreal, Chicago Branch.)	Incorporated by reference to the Company’s Form 8-K filed March 31, 2020.

10.12	RLI Corp. Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Form 10-Q filed October 24, 2018.

10.13	Amended 2022 MVP Executive Incentive Program Guideline*	Attached as Exhibit 10.13.
*	Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit No.	Description of Document	Reference

21.1	Subsidiaries of the Registrant	Attached as Exhibit 21.1.

23.1	Consent of Deloitte & Touche LLP	Attached as Exhibit 23.1.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.2.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.1.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.2.

101	iXBRL-Related Documents	Attached as Exhibit 101.

104	Cover Page Interactive Data File	Embedded in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Todd W. Bryant
Todd W. Bryant, Chief Financial Officer

Date:	February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Craig W. Kliethermes	By:	/s/ Todd W. Bryant
	Craig W. Kliethermes, President & CEO		Todd W. Bryant, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	February 24, 2023	Date:	February 24, 2023

By:	/s/ Kaj Ahlmann	By:	/s/ Craig W. Kliethermes
	Kaj Ahlmann, Director		Craig W. Kliethermes, Director

Date:	February 24, 2023	Date:	February 24, 2023

By:	/s/ Michael E. Angelina	By:	/s/ Paul B. Medini
	Michael E. Angelina, Director		Paul B. Medini, Director

Date:	February 24, 2023	Date:	February 24, 2023

By:	/s/ John T. Baily	By:	/s/ Jonathan E. Michael
	John T. Baily, Director		Jonathan E. Michael, Director

Date:	February 24, 2023	Date:	February 24, 2023

By:	/s/ David B. Duclos	By:	/s/ Robert P. Restrepo, Jr.
	David B. Duclos, Director		Robert P. Restrepo, Jr., Director

Date:	February 24, 2023	Date:	February 24, 2023

By:	/s/ Susan S. Fleming	By:	/s/ Debbie S. Roberts
	Susan S. Fleming, Director		Debbie S. Roberts, Director

Date:	February 24, 2023	Date:	February 24, 2023

By:	/s/ Jordan W. Graham	By:	/s/ Michael J. Stone
	Jordan W. Graham, Director		Michael J. Stone, Director

Date:	February 24, 2023	Date:	February 24, 2023