Form 10-Q
period 2023-03-31
RLI CORP
filed 2023-04-21
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 14, 2023, the number of shares outstanding of the registrant’s Common Stock was 45,554,696.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2023	2022
Net premiums earned	$307,723	$269,152
Net investment income	27,084	17,883
Net realized gains	14,620	5,588
Net unrealized gains (losses) on equity securities	15,496	(27,810)
Consolidated revenue	$364,923	$264,813
Losses and settlement expenses	114,488	105,524
Policy acquisition costs	101,444	85,287
Insurance operating expenses	23,901	18,863
Interest expense on debt	2,008	2,010
General corporate expenses	4,214	3,363
Total expenses	$246,055	$215,047
Equity in earnings of unconsolidated investees	3,923	8,759
Earnings before income taxes	$122,791	$58,525
Income tax expense	23,980	10,602
Net earnings	$98,811	$47,923

Other comprehensive earnings (loss), net of tax	37,707	(115,581)
Comprehensive earnings	$136,518	$(67,658)

Basic net earnings per share	$2.17	$1.06
Diluted net earnings per share	$2.15	$1.05

Weighted average number of common shares outstanding:
Basic	45,530	45,306
Diluted	46,035	45,714

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,701,814	$2,666,950
(amortized cost of $2,933,313 and allowance for credit losses of $465 at 3/31/23)
(amortized cost of $2,945,273 and allowance for credit losses of $339 at 12/31/22)
Equity securities, at fair value (cost - $333,229 at 3/31/23 and $328,019 at 12/31/22)	519,097	498,382
Short-term investments, at cost which approximates fair value	116,202	36,229
Other invested assets	64,134	47,922
Cash	22,769	22,818
Total investments and cash	$3,424,016	$3,272,301
Accrued investment income	21,118	21,259
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $18,723 at 3/31/23 and $18,696 at 12/31/22	206,445	189,501
Ceded unearned premium	119,975	138,457
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,922 at 3/31/23 and $11,250 at 12/31/22	699,915	740,089
Deferred policy acquisition costs	134,995	127,859
Property and equipment, at cost, net of accumulated depreciation of $70,477 at 3/31/23 and $68,633 at 12/31/22	48,949	49,573
Investment in unconsolidated investees	52,398	58,275
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	27,571	40,269
Other assets	47,275	75,923
TOTAL ASSETS	$4,836,219	$4,767,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,286,063	$2,315,637
Unearned premiums	801,465	785,085
Reinsurance balances payable	28,091	61,100
Funds held	102,797	101,144
Income taxes-current	15,802	—
Current portion of long-term debt	199,910	199,863
Accrued expenses	57,480	94,869
Other liabilities	40,690	32,029
TOTAL LIABILITIES	$3,532,298	$3,589,727

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,484,910 shares issued, 45,554,696 shares outstanding at 3/31/23)
(68,399,966 shares issued, 45,469,752 shares outstanding at 12/31/22)	$685	$684
Paid-in capital	355,254	352,391
Accumulated other comprehensive earnings (loss)	(191,369)	(229,076)
Retained earnings	1,532,350	1,446,341
Deferred compensation	12,264	12,015
Less: Treasury shares, at cost (22,930,214 shares at 3/31/23 and 12/31/22)	(405,263)	(405,014)
TOTAL SHAREHOLDERS’ EQUITY	$1,303,921	$1,177,341
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,836,219	$4,767,068

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2022	45,289,337	$1,229,361	$682	$343,742	$49,826	$1,228,110	$9,642	$(402,641)
Net earnings	—	47,923	—	—	—	47,923	—	—
Other comprehensive earnings (loss), net of tax	—	(115,581)	—	—	(115,581)	—	—	—
Deferred compensation	—	—	—	—	—	—	(973)	973
Share-based compensation	26,605	3,049	—	3,049	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,330)	—	—	—	(11,330)	—	—
Balance, March 31, 2022	45,315,942	$1,153,422	$682	$346,791	$(65,755)	$1,264,703	$8,669	$(401,668)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2023	45,469,752	$1,177,341	$684	$352,391	$(229,076)	$1,446,341	$12,015	$(405,014)
Cumulative-effect adjustment from ASU 2023-02	—	(951)	—	—	—	(951)	—	—
Net earnings	—	98,811	—	—	—	98,811	—	—
Other comprehensive earnings (loss), net of tax	—	37,707	—	—	37,707	—	—	—
Deferred compensation	—	—	—	—	—	—	249	(249)
Share-based compensation	84,944	2,864	1	2,863	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,851)	—	—	—	(11,851)	—	—
Balance, March 31, 2023	45,554,696	$1,303,921	$685	$355,254	$(191,369)	$1,532,350	$12,264	$(405,263)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$69,219	$39,014
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(180,040)	$(107,283)
Equity securities	(6,395)	(32,678)
Property and equipment	(1,277)	(1,944)
Other	(1,392)	(3,137)
Proceeds from sale of:
Fixed income securities, available-for-sale	3,064	10,779
Equity securities	3,501	15,726
Equity method investments	14,134	—
Other	271	669
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	190,303	71,971
Net proceeds from sale (purchase) of short-term investments	(79,973)	—
Net cash provided by (used in) investing activities	$(57,804)	$(45,897)
Cash Flows from Financing Activities
Cash dividends paid	$(11,839)	$(11,322)
Proceeds from stock option exercises	375	1,549
Net cash used in financing activities	$(11,464)	$(9,773)
Net increase in cash	$(49)	$(16,656)
Cash at the beginning of the period	22,818	88,804
Cash at March 31,	$22,769	$72,148

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2022 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2023 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2022 to conform to the classifications used in the current year.

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

B. ADOPTED ACCOUNTING STANDARDS

2023-02—Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Method

The amendments in this ASU permit the use of the proportional amortization method for investments in tax credits if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the amount of tax credits and other tax benefits received, with the amortization and tax credits presented as a component of income tax expense. Under previous guidance, equity investments in tax credit structures, other than qualified affordable housing projects, were accounted for using the equity method of accounting, which required the presentation of income, gains and losses, and tax credits in their respective line items of the statement of earnings. This ASU allows entities to make an accounting policy election on an individual tax credit program basis for all equity investments whose primary purpose is receiving income tax credits or other income tax benefits. When the proportional amortization method is selected, this amendment also requires a liability be recognized for delayed equity contributions that are unconditional or for contingent contributions when the contingent event becomes probable.

We adopted ASU 2023-02 on January 1, 2023 using a modified-retrospective approach. Through 2022, our investment in historic tax credit partnerships was presented in the balance sheet as an investment in unconsolidated investee. On January 1, 2023, the $11 million investment was moved to the other invested assets line item, an unfunded commitment for the investment was recognized by establishing a $7 million liability and increasing other invested assets, and the asset and retained earnings were reduced by $1 million to reflect the difference between applying the equity method and the proportional method since the investment was entered into. While the amortization of the investment will be presented in income tax expense going forward, rather than in equity in earnings of unconsolidated investees, the impact to net earnings will not have a material impact on our financial statements.

C. PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of March 31, 2023.

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

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $16.1 million and $10.9 million, respectively, at March 31, 2023. At December 31, 2022, the amounts were $16.1 million and $11.3 million, respectively. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs or recoveries were applied to the allowances in the first three months of 2023. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at March 31, 2023 and December 31, 2022 is detailed in the following table:

	March 31,	December 31,
(in thousands)	2023	2022
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible asset during the second quarter of 2022. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of March 31, 2023 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended March 31, 2023			Ended March 31, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$98,811	45,530	$2.17	$47,923	45,306	$1.06
Effect of Dilutive Securities
Stock options and restricted stock units	—	505		—	408
Diluted EPS
Earnings available to common shareholders	$98,811	46,035	$2.15	$47,923	45,714	$1.05
Anti-dilutive securities excluded from diluted EPS		—			214

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $10 million for the first quarter of 2023, compared to $31 million of tax benefit for the same period in 2022.

Unrealized gains, net of tax, recognized in other comprehensive earnings (loss) were $38 million for the first three months of 2023, compared to $116 million of unrealized losses, net of tax, during the same period last year. The unrealized gains in the first quarter of 2023 were attributable to a decline in interest rates, which increased the fair value of securities held in the fixed income portfolio, compared to rising interest rates during the first quarter of 2022, which decreased the fair value of fixed income securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months
	Ended March 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2023	2022
Beginning balance	$(229,076)	$49,826
Other comprehensive earnings (loss) before reclassifications	36,254	(115,742)
Amounts reclassified from accumulated other comprehensive earnings	1,453	161
Net current-period other comprehensive earnings (loss)	$37,707	$(115,581)
Ending balance	$(191,369)	$(65,755)
Balance of securities for which an allowance for credit losses has been recognized in net earnings	1,841	607

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months
Component of Accumulated	Ended March 31,		Affected line item in the
Other Comprehensive Earnings (Loss)	2023	2022	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(1,713)	$(51)	Net realized gains (losses)
	(126)	(153)	Credit gains presented within net realized gains
	$(1,839)	$(204)	Earnings (loss) before income taxes
	386	43	Income tax (expense) benefit
	$(1,453)	$(161)	Net earnings (loss)

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

Equity Securities: As of March 31, 2023, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Catastrophe Exposures

Our catastrophe reinsurance treaty renewed on January 1, 2023. We purchased limits of $700 million in excess of $25 million first-dollar retention for earthquakes in California, $700 million in excess of $50 million first-dollar retention for earthquakes outside of California and $600 million in excess of $50 million first-dollar retention for all other perils, including wind. These amounts are subject to certain co-participations by the Company on losses in excess of the first-dollar retentions.

2. INVESTMENTS

Our investments are primarily composed of fixed income debt securities and common stock equity securities. We carry our equity securities at fair value and categorize all of our debt securities as available-for-sale, which are carried at fair value.

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the three-month periods ended March 31, 2023 and 2022:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2023
Fixed income securities - available-for-sale	$3,790	$35	$(82)	$(47)
Equity securities	3,501	2,417	(101)	2,316
2022
Fixed income securities - available-for-sale	$8,832	$117	$(31)	$86
Equity securities	15,726	5,901	—	5,901

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2023
Fixed income securities - available-for-sale	$190,305	$35	$(40)	$(5)
2022
Fixed income securities - available-for-sale	$71,974	$20	$(13)	$7

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized below:

	As of March 31, 2023
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$385,199	$—	$385,199
U.S. agency	—	73,659	—	73,659
Non-U.S. government & agency	—	5,952	—	5,952
Agency MBS	—	359,974	—	359,974
ABS/CMBS/MBS*	—	246,382	—	246,382
Corporate	—	1,030,739	52,761	1,083,500
Municipal	—	547,148	—	547,148
Total fixed income securities - available-for-sale	$—	$2,649,053	$52,761	$2,701,814
Equity securities	517,489	—	1,608	519,097
Total	$517,489	$2,649,053	$54,369	$3,220,911

	As of December 31, 2022
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$454,021	$—	$454,021
U.S. agency	—	73,063	—	73,063
Non-U.S. government & agency	—	5,847	—	5,847
Agency MBS	—	331,806	—	331,806
ABS/CMBS/MBS*	—	240,736	—	240,736
Corporate	—	980,676	53,654	1,034,330
Municipal	—	527,147	—	527,147
Total fixed income securities - available-for-sale	$—	$2,613,296	$53,654	$2,666,950
Equity securities	496,731	39	1,612	498,382
Total	$496,731	$2,613,335	$55,266	$3,165,332
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2023	$55,266
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	671
Sales / Calls / Maturities	(1,568)
Balance as of March 31, 2023	$54,369
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$671

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of March 31, 2023 were as follows:

	March 31, 2023
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$294,528	$293,229
Due after one year through five years	904,163	865,507
Due after five years through 10 years	514,187	478,924
Due after 10 years	546,390	457,798
ABS/CMBS/MBS*	674,045	606,356
Total available-for-sale	$2,933,313	$2,701,814
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at March 31, 2023 and December 31, 2022 are presented in the tables below. Amortized cost does not include the $20 million of accrued interest receivable as of both March 31, 2023 and December 31, 2022.

	March 31, 2023
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$391,336	$—	$130	$(6,267)	$385,199
U.S. agency	75,257	—	33	(1,631)	73,659
Non-U.S. government & agency	6,798	—	—	(846)	5,952
Agency MBS	395,736	—	547	(36,309)	359,974
ABS/CMBS/MBS*	278,309	(7)	145	(32,065)	246,382
Corporate	1,156,944	(458)	1,344	(74,330)	1,083,500
Municipal	628,933	—	2,441	(84,226)	547,148
Total Fixed Income	$2,933,313	$(465)	$4,640	$(235,674)	$2,701,814

	December 31, 2022
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$462,884	$—	$8	$(8,871)	$454,021
U.S. agency	75,074	—	26	(2,037)	73,063
Non-U.S. government & agency	6,798	—	—	(951)	5,847
Agency MBS	373,687	—	336	(42,217)	331,806
ABS/CMBS/MBS*	276,126	(8)	62	(35,444)	240,736
Corporate	1,122,097	(331)	541	(87,977)	1,034,330
Municipal	628,607	—	1,265	(102,725)	527,147
Total Fixed Income	$2,945,273	$(339)	$2,238	$(280,222)	$2,666,950
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of March 31, 2023, the discounted cash flow analysis resulted in an allowance for credit losses on 18 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance	$339	$441
Increase to allowance from securities for which credit losses were not previously recorded	54	131
Reductions from intent to sell securities	—	(17)
Net increase (decrease) from securities that had an allowance at the beginning of the period	72	39
Balance as of March 31,	$465	$594

During the first three months of 2023, net realized gains included $1.7 million of losses on fixed income securities for which the cost basis was written down to fair value due to a credit event and restructuring. We recognized $0.1 million of losses on securities for which we no longer had the intent to hold until recovery during the first quarter of 2022.

As of March 31, 2023, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,388 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $236 million in associated unrealized losses represents 8 percent of the fixed income portfolio’s cost basis and 7 percent of total invested assets. Isolated to these securities, unrealized losses decreased through the first three months of 2023, as interest rates declined during the period. Of the total 1,388 securities, 954 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	March 31, 2023			December 31, 2022
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$258,557	$60,288	$318,845	$399,361	$8,828	$408,189
Amortized cost	262,101	63,011	325,112	407,340	9,720	417,060
Unrealized loss	$(3,544)	$(2,723)	$(6,267)	$(7,979)	$(892)	$(8,871)
U.S. agency
Fair value	$26,616	$8,940	$35,556	$32,987	$2,170	$35,157
Amortized cost	27,208	9,979	37,187	34,627	2,567	37,194
Unrealized loss	$(592)	$(1,039)	$(1,631)	$(1,640)	$(397)	$(2,037)
Non-U.S. government
Fair value	$2,631	$3,322	$5,953	$3,626	$2,221	$5,847
Amortized cost	2,702	4,097	6,799	3,798	3,000	6,798
Unrealized Loss	$(71)	$(775)	$(846)	$(172)	$(779)	$(951)
Agency MBS
Fair value	$88,920	$227,228	$316,148	$197,252	$117,851	$315,103
Amortized cost	91,195	261,262	352,457	212,776	144,544	357,320
Unrealized loss	$(2,275)	$(34,034)	$(36,309)	$(15,524)	$(26,693)	$(42,217)
ABS/CMBS/MBS*
Fair value	$25,033	$212,917	$237,950	$96,754	$136,149	$232,903
Amortized cost	25,851	244,164	270,015	104,724	163,623	268,347
Unrealized loss	$(818)	$(31,247)	$(32,065)	$(7,970)	$(27,474)	$(35,444)
Corporate
Fair value	$383,271	$572,886	$956,157	$660,830	$323,337	$984,167
Amortized cost	393,475	637,012	1,030,487	697,437	374,707	1,072,144
Unrealized loss	$(10,204)	$(64,126)	$(74,330)	$(36,607)	$(51,370)	$(87,977)
Municipal
Fair value	$56,404	$364,970	$421,374	$228,827	$204,324	$433,151
Amortized cost	56,986	448,614	505,600	255,240	280,636	535,876
Unrealized loss	$(582)	$(83,644)	$(84,226)	$(26,413)	$(76,312)	$(102,725)
Total fixed income
Fair value	$841,432	$1,450,551	$2,291,983	$1,619,637	$794,880	$2,414,517
Amortized cost	859,518	1,668,139	2,527,657	1,715,942	978,797	2,694,739
Unrealized loss	$(18,086)	$(217,588)	$(235,674)	$(96,305)	$(183,917)	$(280,222)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at March 31, 2023 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$2,031,998	$1,837,626	$(194,372)	82.5%
2	BBB	Baa	396,016	360,851	(35,165)	14.9%
3	BB	Ba	58,153	54,496	(3,657)	1.6%
4	B	B	38,897	37,168	(1,729)	0.7%
5	CCC	Caa	2,593	1,842	(751)	0.3%
6	CC or lower	Ca or lower	—	—	—	0.0%
		Total	$2,527,657	$2,291,983	$(235,674)	100.0%

Other Invested Assets

We had $64 million of other invested assets at March 31, 2023, compared to $48 million at December 31, 2022. Other invested assets include investments in low income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC and

HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $13 million at both March 31, 2023 and December 31, 2022, and recognized a total tax benefit of $0.8 million during the first quarter of 2023, compared to a total tax benefit of $0.9 million during the same period in 2022. Our unfunded commitment for our LIHTC investments totaled $1 million at March 31, 2023 and will be paid out in installments through 2035.

Our HTC investment had a balance of $16 million at March 31, 2023, compared to $11 million at December 31, 2022. Through 2022, the investment was accounted for as an investment in unconsolidated investee. Due to the adoption of ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, the investment was reclassified as an other invested asset during 2023. A total tax benefit of $1.4 million was recognized from our HTC investment during the first quarter of 2023, compared to $1.3 million in the first quarter of 2022. Our unfunded commitment for our HTC investment totaled $7 million at March 31, 2023 and is expected be paid entirely during 2023.

As of March 31, 2023, $59 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of March 31, 2023, $50 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $28 million as of March 31, 2023 and December 31, 2022, and had $5 million of associated unfunded commitments at March 31, 2023. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $52 million of investments in unconsolidated investees at March 31, 2023, compared to $58 million at December 31, 2022. At March 31, 2023, our investment in Prime Holdings Insurance Services, Inc. (Prime) was $52 million and other investments in unconsolidated investees totaled less than $1 million. Through December 31, 2022, our $11 million HTC investment was accounted for as an unconsolidated investee, but was reclassified as an other invested asset during 2023 due to the adoption of ASU 2023-02.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. We had a cash and short-term investment balance of $23 million and $116 million, respectively, at March 31, 2023, compared to $23 million and $36 million, respectively, at December 31, 2022.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first three months of 2023 and 2022:

	For the Three Months
	Ended March 31,
(in thousands)	2023	2022
Unpaid losses and LAE at beginning of year
Gross	$2,315,637	$2,043,555
Ceded	(740,089)	(608,086)
Net	$1,575,548	$1,435,469

Increase (decrease) in incurred losses and LAE
Current accident year	$166,270	$150,999
Prior accident years	(51,782)	(45,475)
Total incurred	$114,488	$105,524

Loss and LAE payments for claims incurred
Current accident year	$(7,983)	$(7,875)
Prior accident years	(95,905)	(82,851)
Total paid	$(103,888)	$(90,726)

Net unpaid losses and LAE at March 31,	$1,586,148	$1,450,267

Unpaid losses and LAE at March 31,
Gross	$2,286,063	$2,081,712
Ceded	(699,915)	(631,445)
Net	$1,586,148	$1,450,267

For the first three months of 2023, incurred losses and LAE included $52 million of favorable development on prior years’ loss reserves, largely from accident years 2016 and 2018 through 2022. Marine, general liability, professional services, commercial excess, executive products, personal umbrella, surety and commercial property were drivers of the favorable development. No products experienced significant adverse development.

For the first three months of 2022, incurred losses and LAE included $45 million of favorable development on prior years’ loss reserves, largely from accident years 2018 through 2021. Professional services, general liability, transportation, commercial excess, personal umbrella, marine, commercial property and surety were drivers of the favorable development. No products experienced significant adverse development.

4. INCOME TAXES

Our effective tax rate for the three months ended March 31, 2023 was 19.5 percent, compared to 18.1 percent for the same period in 2022. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective tax rate was higher for the three-month period in 2023, as higher pretax income decreased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three-month period ended March 31, 2023 and 2022 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended March 31, 2023
	2023		2022
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$25,786	21.0%	$12,290	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(1,990)	(1.6)%	(1,414)	(2.4)%
Tax exempt interest income	(283)	(0.2)%	(281)	(0.5)%
Dividends received deduction	(224)	(0.2)%	(271)	(0.5)%
Investment tax credit	(513)	(0.4)%	(1,182)	(2.0)%
ESOP dividends paid deduction	(137)	(0.1)%	(130)	(0.2)%
Nondeductible expenses	601	0.5%	316	0.5%
Other items, net	740	0.5%	1,274	2.2%
Total tax expense	$23,980	19.5%	$10,602	18.1%

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

5. STOCK BASED COMPENSATION

Our RLI Corp. Long-Term Incentive Plan (2015 LTIP) provides for equity-based compensation. Awards under the 2015 LTIP may be in the form of restricted stock, restricted stock units, stock options (non-qualified only), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2015 LTIP is limited to employees and directors of the Company or any affiliate. The granting of awards under the 2015 LTIP is solely at the discretion of the board of directors. The maximum number of shares of common stock available for distribution under the 2015 LTIP is 4,000,000 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2015, we have granted 3,291,388 awards under the 2015 LTIP, including 27,600 thus far in 2023.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2.5 million in the three-month period ended March 31, 2023, compared to $1.5 million for the same period in 2022. The total income tax benefit was $0.4 million for the three-month period ended March 31, 2023, compared to $0.2 million for the same period in 2022. Total unrecognized compensation expense relating to outstanding and unvested awards was $5 million, which will be recognized over the weighted average vesting period of 3.04 years.

Stock Options

Under the 2015 LTIP, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant (subject to adjustments for changes in our capitalization, special dividends and other events as set forth in such plans). Options generally vest and become exercisable over a five-year period and expire eight years after grant.

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

The following tables summarize option activity for the three-month period ended March 31, 2023:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2023	1,695,660	$82.42
Options granted	26,000	131.78
Options exercised	(142,634)	55.30
Outstanding options at March 31, 2023	1,579,026	$85.68	4.90	$74,575
Exercisable options at March 31, 2023	685,407	$71.23	3.52	$42,273

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $11 million and $1 million during the first three months of 2023 and 2022, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2023		2022
Weighted-average fair value of grants	$27.04		$17.28
Risk-free interest rates	4.22%		1.20%
Dividend yield	2.54%		2.01%
Expected volatility	22.93%		22.79%
Expected option life	5.01	years	5.01	years

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

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2023	44,208	$109.51
Granted	1,600	133.50
Reinvested	92	129.54
Nonvested at March 31, 2023	45,900	$110.39

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months
Revenues	Ended March 31,
(in thousands)	2023	2022
Casualty	$186,031	$171,756
Property	88,767	67,440
Surety	32,925	29,956
Net premiums earned	$307,723	$269,152
Net investment income	27,084	17,883
Net realized gains	14,620	5,588
Net unrealized gains (losses) on equity securities	15,496	(27,810)
Total consolidated revenue	$364,923	$264,813

Net Earnings
(in thousands)	2023	2022
Casualty	$31,831	$27,647
Property	28,383	22,476
Surety	7,676	9,355
Net underwriting income	$67,890	$59,478
Net investment income	27,084	17,883
Net realized gains	14,620	5,588
Net unrealized gains (losses) on equity securities	15,496	(27,810)
General corporate expense and interest on debt	(6,222)	(5,373)
Equity in earnings of unconsolidated investees	3,923	8,759
Earnings before income taxes	$122,791	$58,525
Income tax expense	23,980	10,602
Net earnings	$98,811	$47,923

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months
Net Premiums Earned	Ended March 31,
(in thousands)	2023	2022
Casualty
Commercial excess and personal umbrella	$67,582	$60,072
General liability	25,900	23,740
Commercial transportation	25,232	23,628
Professional services	24,357	23,555
Small commercial	17,941	16,645
Executive products	6,353	6,577
Other casualty	18,666	17,539
Total	$186,031	$171,756
Property
Commercial property	$49,262	$33,289
Marine	30,636	26,729
Other property	8,869	7,422
Total	$88,767	$67,440
Surety
Commercial	$12,418	$11,703
Miscellaneous	12,047	11,353
Contract	8,460	6,900
Total	$32,925	$29,956
Grand Total	$307,723	$269,152

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three-month period ended March 31, 2023 and 2022 were as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$1,269	$1,158
Variable lease cost	438	348
Sublease income	(139)	(139)
Total lease cost	$1,568	$1,367

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,398	$1,322

ROU assets obtained in exchange for new operating lease liabilities	$41	$—

Reduction to ROU assets resulting from reduction to lease liabilities	$200	$—

Other non-cash reductions to ROU assets	$—	$73

(in thousands)	March 31, 2023		December 31, 2022
Operating lease ROU assets	$11,412		$12,766
Operating lease liabilities	$12,980		$14,499
Weighted-average remaining lease term - operating leases	4.17	years	4.21	years
Weighted-average discount rate - operating leases	2.10%		2.11%

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

(in thousands)	March 31, 2023
2023	$4,018
2024	3,586
2025	2,224
2026	1,311
2027	826
2028	704
Thereafter	883
Total future minimum lease payments	$13,552
Less imputed interest	(572)
Total operating lease liability	$12,980

8. ACQUISITONS AND DISPOSTIONS

On September 30, 2022, RLI Corp. completed the sale of its equity method investment in Maui Jim to Kering Eyewear for cash proceeds of $687 million. A net realized gain of $571 million was recognized during 2022 and the payout of the working capital escrow during the first quarter of 2023 resulted in the recognition of an additional $14 million realized gain. The gains were recorded in the net realized gain line item of the statement of earnings.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by the Company. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2022 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select property and casualty insurance through major subsidiaries collectively known as RLI Insurance Group (Group). Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2022, we achieved our 27th consecutive year of underwriting profitability. Over the 27-year period, we averaged an 88.2 combined ratio, allowing us to provide shareholder returns from three possible sources: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

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

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires, hurricanes and other storms. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast, and wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by managing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout insurance cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

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

Key Performance Measures

The following is a list of key performance measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations.

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations, and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated interim financial statements in this quarterly report on Form 10-Q, and in note 12 to the consolidated financial statements in our 2022 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months
	Ended March 31,
(in thousands)	2023	2022
Net earnings	$98,811	$47,923
Income tax expense	23,980	10,602
Earnings before income taxes	$122,791	$58,525
Equity in earnings of unconsolidated investees	(3,923)	(8,759)
General corporate expenses	4,214	3,363
Interest expense on debt	2,008	2,010
Net unrealized (gains) losses on equity securities	(15,496)	27,810
Net realized gains	(14,620)	(5,588)
Net investment income	(27,084)	(17,883)
Net underwriting income	$67,890	$59,478

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2022 Annual Report on Form 10-K.

There have been no significant changes to critical accounting policies during the year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net premiums earned for the Group increased 14 percent, driven by growth from our property and casualty segments. Positive market performance resulted in $15 million of unrealized gains on equity securities in the first three months of 2023, while overall market declines resulted in $28 million of unrealized losses in our equity portfolio in 2022. Investment income was up 51 percent, due to an increased average asset base and higher interest rates relative to the prior year. Realized gains during the first three months of 2023 were comprised of $2 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $2 million of realized losses on the fixed income portfolio and $14 million of realized gains from the payout of the working capital escrow from our sale of Maui Jim, Inc (Maui Jim). This compares to $6 million of realized gains on the equity portfolio and less than $1 million of realized losses on the fixed income portfolio in the previous year.

	For the Three Months
	Ended March 31,
Consolidated Revenues (in thousands)	2023	2022
Net premiums earned	$307,723	$269,152
Net investment income	27,084	17,883
Net realized gains	14,620	5,588
Net unrealized gains (losses) on equity securities	15,496	(27,810)
Total consolidated revenue	$364,923	$264,813

Net earnings for the first three months of 2023 totaled $99 million, compared to $48 million for the same period in 2022. The increase for 2023 was largely attributed to the $14 million of net after-tax realized and unrealized gains on equity securities, compared to $17 million of after-tax realized and unrealized losses in 2022. Underwriting results for 2023 were impacted by $4 million of pretax storm losses, compared to $2 million of pretax storm losses in the first quarter of 2022. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $52 million in the first three months of 2023, compared to $45 million in 2022.

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

Underwriting income was $68 million on a 77.9 combined ratio for the first three months of 2023, compared to $59 million on a 77.9 combined ratio in the same period of 2022. The loss ratio decreased to 37.2 from 39.2, due to higher levels of favorable development on prior years’ loss reserves in 2023. The Group’s expense ratio increased to 40.7 from 38.7, as higher net earnings and growth in book value led to larger levels of bonus and profit-sharing expenses in 2023. We also increased investments in our people and technology to support growth, improve customer experience and drive efficiencies, which impacted all segments.

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. In the first three months of 2023, we recognized $4 million of investee earnings from Prime. Comparatively, the first three months of 2022 reflected investee earnings of $3 million from Prime and $6 million from Maui Jim, a manufacturer of high-quality sunglasses. Our interest in Maui Jim was sold in the third quarter of 2022.

Comprehensive earnings totaled $137 million for the first three months of 2023, compared to $68 million of comprehensive loss for the first three months of 2022. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive earnings of $38 million in the first three months of 2023 was attributable to lower interest rates, which increased the fair value of securities held in the fixed income portfolio. Comparatively, $116 million of other comprehensive loss was recognized in 2022 as interest rates increased.

Premiums

Gross premiums written for the Group increased $56 million for the first three months of 2023, compared to the same period of 2022. Growth was achieved in all three segments, though the increase was largely driven by products in the property and surety segments. Net premiums earned increased $39 million, driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended March 31,			Ended March 31,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Casualty
Commercial excess and personal umbrella	$81,431	$77,786	5%	$67,582	$60,072	13%
General liability	24,789	27,894	(11)%	25,900	23,740	9%
Commercial transportation	22,873	22,301	3%	25,232	23,628	7%
Professional services	26,189	24,510	7%	24,357	23,555	3%
Small commercial	19,959	18,138	10%	17,941	16,645	8%
Executive products	17,827	20,681	(14)%	6,353	6,577	(3)%
Other casualty	24,766	24,511	1%	18,666	17,539	6%
Total	$217,834	$215,821	1%	$186,031	$171,756	8%
Property
Commercial property	$111,939	$69,080	62%	$49,262	$33,289	48%
Marine	37,189	32,083	16%	30,636	26,729	15%
Other property	9,718	8,435	15%	8,869	7,422	19%
Total	$158,846	$109,598	45%	$88,767	$67,440	32%
Surety
Commercial	$15,096	$12,663	19%	$12,418	$11,703	6%
Miscellaneous	13,347	13,362	(0)%	12,047	11,353	6%
Contract	9,889	7,715	28%	8,460	6,900	23%
Total	$38,332	$33,740	14%	$32,925	$29,956	10%
Grand Total	$415,012	$359,159	16%	$307,723	$269,152	14%

Casualty

Gross premiums written for the casualty segment were up $2 million in the first three months of 2023. Continued momentum with our personal umbrella distribution base and positive rate movement across a large portion of our casualty segment offset challenging conditions some lines experienced during the first quarter. As we mentioned in prior filings, we are running off our excess energy liability business, which resulted in a $5 million decrease within the commercial excess product for the quarter. Increased competition and a slowing of projects due to economic conditions led to a further reduction for commercial excess as well as for general liability. Additionally, executive products premium decreased as a result of a more competitive market, particularly with directors and officers coverages. However, the benefit of our diversified book of business is that a few products can work through challenges while the success of other products allows us to achieve positive overall results.

Property

Gross premiums written for the property segment were up $49 million in the first three months of 2023. Our commercial property business was up $43 million, as rates on wind exposures continued to increase, building valuations rose and market disruption provided an opportunity to grow while strengthening terms and conditions. Rate increases, improved retention and new opportunities led to $5 million of premium growth for our marine product.

Surety

Gross premiums written for the surety segment were up $5 million for the first three months of 2023. The expansion of existing accounts and new business resulted in increased premium for commercial surety. Contract surety benefited from new agency relationships and the continued inflation of material prices.

Underwriting Income

	For the Three Months
	Ended March 31,
	2023	2022
Underwriting Income (in thousands)
Casualty	$31,831	$27,647
Property	28,383	22,476
Surety	7,676	9,355
Total	$67,890	$59,478

Combined Ratio
Casualty	82.9	83.9
Property	68.0	66.7
Surety	76.7	68.8
Total	77.9	77.9

Casualty

The casualty segment recorded underwriting income of $32 million in the first three months of 2023, compared to $28 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $36 million, primarily on accident years 2018 through 2022. Favorable development was widespread, with notable amounts from general liability, professional services, commercial excess, executive products and personal umbrella. In comparison, $28 million of prior accident years’ reserves were released in the first three months of 2022. Professional services, general liability, transportation, commercial excess and personal umbrella were drivers of the favorable development.

The combined ratio for the casualty segment was 82.9 in 2023, compared to 83.9 in 2022. The segment’s loss ratio was 45.5 in 2023, down from 48.8 in 2022. Increased levels of reserve releases on prior accident years resulted in the lower loss ratio in 2023. The expense ratio for the casualty segment was 37.4, up from 35.1 for the same period last year.

Property

The property segment recorded underwriting income of $28 million for the first three months of 2023, compared to $22 million for the same period last year. Underwriting results for 2023 included $13 million of favorable development on prior years’ loss and catastrophe reserves and $4 million of storm losses. Comparatively, the 2022 underwriting results included $13 million of favorable development on prior years’ loss and catastrophe reserves and $2.0 million of storm losses.

Underwriting results for the first three months of 2023 translated into a combined ratio of 68.0, compared to 66.7 for the same period last year. The segment’s loss ratio was 29.8 in 2023, down from 30.2 in 2022. The segment’s expense ratio increased to 38.2 in 2023 from 36.5 in the prior year.

Surety

The surety segment recorded underwriting income of $8 million for the first three months of 2023, compared to $9 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2023 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $3 million, compared to $4 million in 2022.

The combined ratio for the surety segment totaled 76.7 for the first three months of 2023, compared to 68.8 for the same period in 2022. The segment’s loss ratio was 10.2 in 2023, up from 4.4 in 2022 due to lower levels of prior accident year reserve releases. The expense ratio was 66.5, up from 64.4 in the prior year.

Investment Income

Our investment portfolio generated net investment income of $27 million during the first three months of 2023, an increase of 51 percent from that reported for the same period in 2022. The increase in investment income was due to higher interest rates as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first three months of 2023 and 2022 were as follows:

	2023	2022
Pretax Yield
Taxable	3.39%	2.70%
Tax-Exempt	2.79%	2.65%
After-Tax Yield
Taxable	2.68%	2.13%
Tax-Exempt	2.64%	2.51%

The following table depicts the composition of our investment portfolio at March 31, 2023 as compared to December 31, 2022:

(in thousands)	March 31, 2023		December 31, 2022
Fixed income	$2,701,814	78.9%	$2,666,950	81.5%
Equity securities	519,097	15.1%	498,382	15.2%
Short-term investments	116,202	3.4%	36,229	1.1%
Other invested assets	64,134	1.9%	47,922	1.5%
Cash	22,769	0.7%	22,818	0.7%
Total investments and cash	$3,424,016	100.0%	$3,272,301	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $35 million in the first three months of 2023. The fair value of our fixed income portfolio increased as interest rates declined during the quarter. Average fixed income duration was 4.4 years at March 31, 2023, reflecting our current liability structure and sound capital position. The equity portfolio increased by $21 million during the first three months of 2023, due to the positive performance of equity markets.

Income Taxes

Our effective tax rate for the first three months of 2023 was 19.5 percent, compared to 18.1 percent for the same period in 2022. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was higher for the three-month period in 2023, as higher pretax income decreased the percentage impact of tax-favored adjustments.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2023 and 2022:

(in thousands)	2023	2022
Operating cash flows	$69,219	$39,014
Investing cash flows	(57,804)	(45,897)
Financing cash flows	(11,464)	(9,773)
Total	$(49)	$(16,656)

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first three months of 2023 benefited from increased premium receipts relative to the first three months of 2022.

We have $200 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $149 million. The estimated fair value for the senior notes at March 31, 2023 was $149 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities. Additionally, RLI Insurance Company borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 10, 2021. The borrowing matures on November 10, 2023 and has an option to be paid off prior to maturity. Interest is paid monthly at an annualized rate of 0.84 percent.

As of March 31, 2023, we had cash and other investments maturing within one year of approximately $432 million and an additional $901 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with PNC Bank, N.A., which permits us to borrow up to an aggregate principal amount of $100 million. This facility was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. Under certain conditions, the line may be increased up to an aggregate principal amount of $130 million. The facility has a three-year term that expires on May 29, 2026. As of and during the three-month period ended March 31, 2023, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of March 31, 2023, $59 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at March 31, 2023 have increased $152 million from December 31, 2022. As of March 31, 2023, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$391,336	$385,199	$(6,137)	11.2%	AAA
U.S. agency	75,257	73,659	(1,598)	2.2%	AAA
Non-U.S. government & agency	6,798	5,952	(846)	0.2%	BBB+
Agency MBS	395,736	359,974	(35,762)	10.5%	AAA
ABS/CMBS/MBS**	278,309	246,382	(31,927)	7.2%	AA+
Corporate	1,156,944	1,083,500	(73,444)	31.6%	A-
Municipal	628,933	547,148	(81,785)	16.0%	AA
Total fixed income	$2,933,313	$2,701,814	$(231,499)	78.9%	AA-
Equity	333,229	519,097	185,868	15.1%
Short-term investments	116,202	116,202	—	3.4%
Other invested assets	60,203	64,134	3,931	1.9%
Cash	22,769	22,769	—	0.7%
Total portfolio	$3,465,716	$3,424,016	$(41,700)	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of March 31, 2023, our fixed income portfolio had the following rating distribution:

AAA	39.7%
AA	20.2%
A	20.7%
BBB	11.7%
BB	2.8%
B	2.1%
CCC	0.0%
D	0.0%
NR	2.8%
Total	100.0%

As of March 31, 2023, our fixed income portfolio remained well diversified, with 1,694 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of March 31, 2023, we had $132 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of March 31, 2023, we had $114 million in commercial mortgage-backed securities and $360 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 7.2 percent of our investment portfolio at quarter end.

We had $1,084 million in corporate fixed income securities as of March 31, 2023, which includes $106 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 55 percent taxable securities and 45 percent tax-exempt securities. Approximately 89 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of March 31, 2023, our equity portfolio had a dividend yield of 2.2 percent, compared to 1.7 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 85 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $52 million of investments in unconsolidated investees at March 31, 2023, compared to $58 million at December 31, 2022.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of March 31, 2023, our capital structure consisted of $200 million in long-term debt and $1.3 billion of shareholders’ equity. Debt outstanding comprised 13.3 percent of total capital as of March 31, 2023. Interest and fees on debt obligations totaled $2 million for the first three months of 2023 and 2022. We incurred interest expense on debt at an average annual interest rate of 3.89 percent during the first three months of 2023 and 2022.

We paid a regular quarterly cash dividend of $0.26 per share on March 20, 2023, the same amount as the prior quarter. We have increased dividends in each of the last 47 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2023, our holding company had $1.3 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $259 million in liquid assets, which was elevated by the cash proceeds received from the sale of Maui Jim. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first three months of 2023, RLI Ins. paid $15 million in ordinary dividends to RLI Corp. In 2022, our principal insurance subsidiary paid ordinary dividends totaling $13 million. As of March 31, 2023, $135 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of AA-, with 81 percent rated A or better by at least two nationally recognized rating organizations.

On an overall basis, our exposure to market risk has not significantly changed from that reported in our 2022 Annual Report on Form 10-K.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

In 2010, our Board of Directors implemented a $100 million share repurchase program. We did not repurchase any shares during 2023. We have $87.5 million of remaining capacity from the repurchase program. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: April 21, 2023