Form 10-Q
period 2023-06-30
RLI CORP
filed 2023-07-26
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 17, 2023, the number of shares outstanding of the registrant’s Common Stock was 45,596,196.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net premiums earned	$322,280	$282,810	$630,003	$551,962
Net investment income	28,788	18,472	55,872	36,355
Net realized gains	5,580	12,804	20,200	18,392
Net unrealized gains (losses) on equity securities	25,214	(100,994)	40,710	(128,804)
Consolidated revenue	$381,862	$213,092	$746,785	$477,905
Losses and settlement expenses	153,943	117,914	268,431	223,438
Policy acquisition costs	102,626	89,615	204,070	174,902
Insurance operating expenses	24,510	19,325	48,411	38,188
Interest expense on debt	2,047	2,011	4,055	4,021
General corporate expenses	4,219	2,435	8,433	5,798
Total expenses	$287,345	$231,300	$533,400	$446,347
Equity in earnings of unconsolidated investees	1,514	11,654	5,437	20,413
Earnings (loss) before income taxes	$96,031	$(6,554)	$218,822	$51,971
Income tax expense (benefit)	18,379	(4,315)	42,359	6,287
Net earnings (loss)	$77,652	$(2,239)	$176,463	$45,684

Other comprehensive earnings (loss), net of tax	(19,721)	(97,563)	17,986	(213,144)
Comprehensive earnings (loss)	$57,931	$(99,802)	$194,449	$(167,460)

Basic net earnings (loss) per share	$1.70	$(0.05)	$3.87	$1.01
Diluted net earnings (loss) per share	$1.69	$(0.05)	$3.83	$1.00

Weighted average number of common shares outstanding:
Basic	45,591	45,354	45,560	45,330
Diluted	46,044	45,354	46,045	45,748

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,689,100	$2,666,950
(amortized cost of $2,946,920 and allowance for credit losses of $434 at 6/30/23)
(amortized cost of $2,945,273 and allowance for credit losses of $339 at 12/31/22)
Equity securities, at fair value (cost - $340,184 at 6/30/23 and $328,019 at 12/31/22)	552,566	498,382
Short-term investments, at cost which approximates fair value	271,296	36,229
Other invested assets	60,907	47,922
Cash	16,707	22,818
Total investments and cash	$3,590,576	$3,272,301
Accrued investment income	22,525	21,259
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $18,768 at 6/30/23 and $18,696 at 12/31/22	229,471	189,501
Ceded unearned premium	112,353	138,457
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,251 at 6/30/23 and $11,250 at 12/31/22	720,858	740,089
Deferred policy acquisition costs	148,336	127,859
Property and equipment, at cost, net of accumulated depreciation of $72,404 at 6/30/23 and $68,633 at 12/31/22	48,358	49,573
Investment in unconsolidated investees	55,250	58,275
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	29,864	40,269
Other assets	54,693	75,923
TOTAL ASSETS	$5,065,846	$4,767,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,361,577	$2,315,637
Unearned premiums	891,103	785,085
Reinsurance balances payable	35,931	61,100
Funds held	102,429	101,144
Income taxes-current	5,326	—
Current portion of long-term debt	199,956	199,863
Accrued expenses	70,220	94,869
Other liabilities	47,392	32,029
TOTAL LIABILITIES	$3,713,934	$3,589,727

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,526,410 shares issued, 45,596,196 shares outstanding at 6/30/23)
(68,399,966 shares issued, 45,469,752 shares outstanding at 12/31/22)	$685	$684
Paid-in capital	357,656	352,391
Accumulated other comprehensive earnings (loss)	(211,090)	(229,076)
Retained earnings	1,597,660	1,446,341
Deferred compensation	12,507	12,015
Less: Treasury shares, at cost (22,930,214 shares at 6/30/23 and 12/31/22)	(405,506)	(405,014)
TOTAL SHAREHOLDERS’ EQUITY	$1,351,912	$1,177,341
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,065,846	$4,767,068

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2022	45,289,337	$1,229,361	$682	$343,742	$49,826	$1,228,110	$9,642	$(402,641)
Net earnings (loss)	—	47,923	—	—	—	47,923	—	—
Other comprehensive earnings (loss), net of tax	—	(115,581)	—	—	(115,581)	—	—	—
Deferred compensation	—	—	—	—	—	—	(973)	973
Share-based compensation	26,605	3,049	—	3,049	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,330)	—	—	—	(11,330)	—	—
Balance, March 31, 2022	45,315,942	$1,153,422	$682	$346,791	$(65,755)	$1,264,703	$8,669	$(401,668)
Net earnings (loss)	—	(2,239)	—	—	—	(2,239)	—	—
Other comprehensive earnings (loss), net of tax	—	(97,563)	—	—	(97,563)	—	—	—
Deferred compensation	—	—	—	—	—	—	276	(276)
Share-based compensation	52,862	2,371	1	2,370	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,803)	—	—	—	(11,803)	—	—
Balance, June 30, 2022	45,368,804	$1,044,188	$683	$349,161	$(163,318)	$1,250,661	$8,945	$(401,944)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2023	45,469,752	$1,177,341	$684	$352,391	$(229,076)	$1,446,341	$12,015	$(405,014)
Cumulative-effect adjustment from ASU 2023-02	—	(951)	—	—	—	(951)	—	—
Net earnings (loss)	—	98,811	—	—	—	98,811	—	—
Other comprehensive earnings (loss), net of tax	—	37,707	—	—	37,707	—	—	—
Deferred compensation	—	—	—	—	—	—	249	(249)
Share-based compensation	84,944	2,864	1	2,863	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,851)	—	—	—	(11,851)	—	—
Balance, March 31, 2023	45,554,696	$1,303,921	$685	$355,254	$(191,369)	$1,532,350	$12,264	$(405,263)
Net earnings (loss)	—	77,652	—	—	—	77,652	—	—
Other comprehensive earnings (loss), net of tax	—	(19,721)	—	—	(19,721)	—	—	—
Deferred compensation	—	—	—	—	—	—	243	(243)
Share-based compensation	41,500	2,402	—	2,402	—	—	—	—
Dividends and dividend equivalents ($0.27 per share)	—	(12,342)	—	—	—	(12,342)	—	—
Balance, June 30, 2023	45,596,196	$1,351,912	$685	$357,656	$(211,090)	$1,597,660	$12,507	$(405,506)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$243,595	$170,645
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(365,976)	$(292,056)
Equity securities	(25,454)	(36,605)
Property and equipment	(2,790)	(3,024)
Other	(2,669)	(6,326)
Proceeds from sale of:
Fixed income securities, available-for-sale	19,490	20,892
Equity securities	22,029	53,525
Equity method investments	14,134	—
Other	473	1,172
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	349,714	137,476
Net proceeds from sale (purchase) of short-term investments	(235,067)	—
Net cash used in investing activities	$(226,116)	$(124,946)
Cash Flows from Financing Activities
Cash dividends paid	$(24,172)	$(23,115)
Proceeds from stock option exercises	582	1,656
Net cash used in financing activities	$(23,590)	$(21,459)
Net increase in cash	$(6,111)	$24,240
Cash at the beginning of the period	22,818	88,804
Cash at June 30,	$16,707	$113,044

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2022 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2023 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2022 to conform to the classifications used in the current year.

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

C. PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of June 30, 2023.

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

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverables for the reinsurer are specifically identified and written off through use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the overall allowance and determine whether the balance is sufficient and, if needed, an additional allowance is recognized.

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $16.2 million and $10.3 million, respectively, at June 30, 2023. At December 31, 2022, the amounts were $16.1 million and $11.3 million, respectively. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs or recoveries were applied to the allowances in the first six months of 2023. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at June 30, 2023 and December 31, 2022 is detailed in the following table:

	June 30,	December 31,
(in thousands)	2023	2022
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2023. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of June 30, 2023 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended June 30, 2023			Ended June 30, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$77,652	45,591	$1.70	$(2,239)	45,354	$(0.05)
Effect of Dilutive Securities
Stock options and restricted stock units	—	453		—	—
Diluted EPS
Earnings available to common shareholders	$77,652	46,044	$1.69	$(2,239)	45,354	$(0.05)
Anti-dilutive securities excluded from diluted EPS		118			736

	For the Six Months			For the Six Months
	Ended June 30, 2023			Ended June 30, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$176,463	45,560	$3.87	$45,684	45,330	$1.01
Effect of Dilutive Securities
Stock options and restricted stock units	—	485		—	418
Diluted EPS
Earnings available to common shareholders	$176,463	46,045	$3.83	$45,684	45,748	$1.00
Anti-dilutive securities excluded from diluted EPS		118			436

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $5 million for the second quarter of 2023, compared to $26 million of tax benefit for the same period in 2022. For the six-month period ended June 30, 2023, other comprehensive earnings (loss) is net of tax expense of $5 million, compared to $57 million of tax benefit for the same period in 2022.

Unrealized gains, net of tax, recognized in other comprehensive earnings (loss) were $18 million for the first six months of 2023, compared to $213 million of unrealized losses, net of tax, during the same period last year. The unrealized gains in 2023 were attributable to a decline in interest rates, which increased the fair value of securities held in the fixed income portfolio, compared to rising interest rates during 2022, which decreased the fair value of fixed income securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2023	2022	2023	2022
Beginning balance	$(191,369)	$(65,755)	$(229,076)	$49,826
Other comprehensive earnings (loss) before reclassifications	(20,347)	(97,894)	15,908	(213,636)
Amounts reclassified from accumulated other comprehensive earnings	626	331	2,078	492
Net current-period other comprehensive earnings (loss)	$(19,721)	$(97,563)	$17,986	$(213,144)
Ending balance	$(211,090)	$(163,318)	$(211,090)	$(163,318)
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$1,053	$1,083

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months		For the Six Months
Component of Accumulated	Ended June 30,		Ended June 30,		Affected line item in the
Other Comprehensive Earnings (Loss)	2023	2022	2023	2022	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(824)	$(722)	$(2,536)	$(772)	Net realized gains (losses)
	31	303	(95)	149	Credit gains presented within net realized gains
	$(793)	$(419)	$(2,631)	$(623)	Earnings (loss) before income taxes
	167	88	553	131	Income tax (expense) benefit
	$(626)	$(331)	$(2,078)	$(492)	Net earnings (loss)

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

Mortgage-backed Securities (MBS)/Commercial Mortgage-backed Securities (CMBS) and Asset-backed Securities (ABS): The pricing vendor evaluation methodology primarily includes interest rate movements and new issue data. Evaluation of the tranches (non-volatile, volatile or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, pre-payment assumptions and to incorporate collateral performance. To evaluate MBS and CMBS volatility, an option adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates and recent trade activity. MBS/CMBS and ABS with corroborated, observable inputs are classified as Level 2. All of our MBS/CMBS and ABS are deemed Level 2.

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

Equity Securities: As of June 30, 2023, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs and are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Catastrophe Exposures

Our catastrophe reinsurance treaty renewed on January 1, 2023. We purchased limits of $700 million in excess of $25 million first-dollar retention for earthquakes in California, $700 million in excess of $50 million first-dollar retention for earthquakes outside of California and $600 million in excess of $50 million first-dollar retention for all other perils, including wind. These amounts are subject to certain co-participations by the Company on losses in excess of the first-dollar retentions. On June 1, 2023, we purchased $150 million of additional catastrophe reinsurance protection on top of the previously described coverage. This increases the limits to $850 million in excess of $25 million first-dollar retention for earthquakes in California, $850 million in excess of $50 million first-dollar retention for earthquakes outside of California and $750 million in excess of $50 million first-dollar retention for all other perils, including wind, all of which are still subject to certain co-participations in excess of the retentions.

2. INVESTMENTS

Our investments are primarily composed of fixed income debt securities and common stock equity securities. We carry our equity securities at fair value and categorize all of our debt securities as available-for-sale, which are carried at fair value.

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the six-month periods ended June 30, 2023 and 2022:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2023
Fixed income securities - available-for-sale	$20,729	$99	$(910)	$(811)
Equity securities	22,029	8,841	(101)	8,740
2022
Fixed income securities - available-for-sale	$19,390	$215	$(432)	$(217)
Equity securities	53,525	19,244	(15)	19,229

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2023
Fixed income securities - available-for-sale	$349,734	$37	$(43)	$(6)
2022
Fixed income securities - available-for-sale	$137,499	$76	$(55)	$21

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are summarized below:

	As of June 30, 2023
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$315,976	$—	$315,976
U.S. agency	—	43,719	—	43,719
Non-U.S. government & agency	—	3,960	—	3,960
Agency MBS	—	372,030	—	372,030
ABS/CMBS/MBS*	—	252,330	—	252,330
Corporate	—	1,095,038	52,466	1,147,504
Municipal	—	553,581	—	553,581
Total fixed income securities - available-for-sale	$—	$2,636,634	$52,466	$2,689,100
Equity securities	550,986	—	1,580	552,566
Total	$550,986	$2,636,634	$54,046	$3,241,666

	As of December 31, 2022
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$454,021	$—	$454,021
U.S. agency	—	73,063	—	73,063
Non-U.S. government & agency	—	5,847	—	5,847
Agency MBS	—	331,806	—	331,806
ABS/CMBS/MBS*	—	240,736	—	240,736
Corporate	—	980,676	53,654	1,034,330
Municipal	—	527,147	—	527,147
Total fixed income securities - available-for-sale	$—	$2,613,296	$53,654	$2,666,950
Equity securities	496,731	39	1,612	498,382
Total	$496,731	$2,613,335	$55,266	$3,165,332
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2023	$55,266
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	551
Sales / Calls / Maturities	(1,771)
Balance as of June 30, 2023	$54,046
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$551

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of June 30, 2023 were as follows:

	June 30, 2023
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$195,245	$193,554
Due after one year through five years	910,005	861,351
Due after five years through 10 years	567,327	529,864
Due after 10 years	573,985	479,971
ABS/CMBS/MBS*	700,358	624,360
Total available-for-sale	$2,946,920	$2,689,100
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at June 30, 2023 and December 31, 2022 are presented in the tables below. Amortized cost does not include the $22 million and $20 million of accrued interest receivable as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$325,893	$—	$—	$(9,917)	$315,976
U.S. agency	45,937	—	—	(2,218)	43,719
Non-U.S. government & agency	4,799	—	—	(839)	3,960
Agency MBS	414,503	—	206	(42,679)	372,030
ABS/CMBS/MBS*	285,855	(5)	78	(33,598)	252,330
Corporate	1,227,628	(429)	1,872	(81,567)	1,147,504
Municipal	642,305	—	1,397	(90,121)	553,581
Total Fixed Income	$2,946,920	$(434)	$3,553	$(260,939)	$2,689,100

	December 31, 2022
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$462,884	$—	$8	$(8,871)	$454,021
U.S. agency	75,074	—	26	(2,037)	73,063
Non-U.S. government & agency	6,798	—	—	(951)	5,847
Agency MBS	373,687	—	336	(42,217)	331,806
ABS/CMBS/MBS*	276,126	(8)	62	(35,444)	240,736
Corporate	1,122,097	(331)	541	(87,977)	1,034,330
Municipal	628,607	—	1,265	(102,725)	527,147
Total Fixed Income	$2,945,273	$(339)	$2,238	$(280,222)	$2,666,950
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of June 30, 2023, the discounted cash flow analysis resulted in an allowance for credit losses on 18 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$465	$594	$339	$441
Increase to allowance from securities for which credit losses were not previously recorded	2	149	25	223
Reduction from securities sold during the period	—	(433)	—	(433)
Reductions from intent to sell securities	—	—	—	(17)
Net increase (decrease) from securities that had an allowance at the beginning of the period	(33)	(18)	70	78
Balance as of June 30,	$434	$292	$434	$292

During the first six months of 2023, net realized gains included $1.7 million of losses on fixed income securities for which the cost basis was written down to fair value due to a credit event and restructurings. We recognized $0.1 million of losses on securities for which we no longer had the intent to hold until recovery during the first six months of 2022.

As of June 30, 2023, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,474 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $261 million in associated unrealized losses represents 9 percent of the fixed income portfolio’s cost basis and 7 percent of total invested assets. Isolated to these securities, unrealized losses decreased through the first six months of 2023, as credit spreads have tightened modestly while interest rates stayed flat during the period. Of the total 1,474 securities, 995 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	June 30, 2023			December 31, 2022
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$220,227	$95,748	$315,975	$399,361	$8,828	$408,189
Amortized cost	225,987	99,905	325,892	407,340	9,720	417,060
Unrealized loss	$(5,760)	$(4,157)	$(9,917)	$(7,979)	$(892)	$(8,871)
U.S. agency
Fair value	$33,951	$9,768	$43,719	$32,987	$2,170	$35,157
Amortized cost	34,975	10,962	45,937	34,627	2,567	37,194
Unrealized loss	$(1,024)	$(1,194)	$(2,218)	$(1,640)	$(397)	$(2,037)
Non-U.S. government
Fair value	$658	$3,302	$3,960	$3,626	$2,221	$5,847
Amortized cost	702	4,097	4,799	3,798	3,000	6,798
Unrealized Loss	$(44)	$(795)	$(839)	$(172)	$(779)	$(951)
Agency MBS
Fair value	$141,545	$216,878	$358,423	$197,252	$117,851	$315,103
Amortized cost	146,150	254,952	401,102	212,776	144,544	357,320
Unrealized loss	$(4,605)	$(38,074)	$(42,679)	$(15,524)	$(26,693)	$(42,217)
ABS/CMBS/MBS*
Fair value	$20,483	$219,639	$240,122	$96,754	$136,149	$232,903
Amortized cost	21,028	252,692	273,720	104,724	163,623	268,347
Unrealized loss	$(545)	$(33,053)	$(33,598)	$(7,970)	$(27,474)	$(35,444)
Corporate
Fair value	$429,215	$607,324	$1,036,539	$660,830	$323,337	$984,167
Amortized cost	441,843	676,263	1,118,106	697,437	374,707	1,072,144
Unrealized loss	$(12,628)	$(68,939)	$(81,567)	$(36,607)	$(51,370)	$(87,977)
Municipal
Fair value	$131,486	$362,776	$494,262	$228,827	$204,324	$433,151
Amortized cost	133,340	451,043	584,383	255,240	280,636	535,876
Unrealized loss	$(1,854)	$(88,267)	$(90,121)	$(26,413)	$(76,312)	$(102,725)
Total fixed income
Fair value	$977,565	$1,515,435	$2,493,000	$1,619,637	$794,880	$2,414,517
Amortized cost	1,004,025	1,749,914	2,753,939	1,715,942	978,797	2,694,739
Unrealized loss	$(26,460)	$(234,479)	$(260,939)	$(96,305)	$(183,917)	$(280,222)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at June 30, 2023 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$2,269,819	$2,052,151	$(217,668)	83.4%
2	BBB	Baa	404,162	366,729	(37,433)	14.4%
3	BB	Ba	45,298	41,464	(3,834)	1.5%
4	B	B	32,264	30,844	(1,420)	0.5%
5	CCC	Caa	2,396	1,812	(584)	0.2%
6	CC or lower	Ca or lower	—	—	—	0.0%
		Total	$2,753,939	$2,493,000	$(260,939)	100.0%

Other Invested Assets

We had $61 million of other invested assets at June 30, 2023, compared to $48 million at December 31, 2022. Other invested assets include investments in low income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC and

HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $12 million at June 30, 2023, compared to $13 million on December 31, 2022. Our LIHTC interests recognized amortization of $0.8 million as a component of income tax expense and a total tax benefit of $0.8 million during the second quarter of 2023, compared to $0.8 million of amortization and $0.9 million of tax benefit during the same period in 2022. For the six-months ended June 30, 2023, our LIHTC interest recognized amortization of $1.6 million and a total benefit of $1.6 million, compared to $1.7 million of amortization and $1.7 million of tax benefit for the same period in 2022. Our unfunded commitment for our LIHTC investments totaled $1 million at June 30, 2023 and will be paid out in installments through 2035.

Our HTC investment had a balance of $15 million at June 30, 2023, compared to $11 million at December 31, 2022. Through 2022, the investment was accounted for as an investment in unconsolidated investee. Due to the adoption of ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, the investment was reclassified as an other invested asset during 2023. A total tax benefit of $1.5 million was recognized from our HTC investment during the second quarter of 2023, compared to $1.3 million in the second quarter of 2022. For the six-months ended June 30, 2023, our HTC investment recognized a total benefit of $2.9 million, compared to $2.6 million for the same period in 2022. Our HTC investment recognized $1.1 million of amortization as a component of income tax expense during the second quarter of 2023 and $2.3 million of amortization during the first six months of 2023. Our unfunded commitment for our HTC investment totaled $4 million at June 30, 2023 and is expected be paid during 2023.

As of June 30, 2023, $56 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of June 30, 2023, $50 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $27 million as of June 30, 2023, down from $28 million as of December 31, 2022, and had $5 million of associated unfunded commitments at June 30, 2023. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $55 million of investments in unconsolidated investees at June 30, 2023, compared to $58 million at December 31, 2022. At June 30, 2023, our investment in Prime Holdings Insurance Services, Inc. (Prime) was $55 million and other investments in unconsolidated investees totaled less than $1 million. Through December 31, 2022, our $11 million HTC investment was accounted for as an unconsolidated investee, but was reclassified as an other invested asset during 2023 due to the adoption of ASU 2023-02.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. We had a cash and short-term investment balance of $17 million and $271 million, respectively, at June 30, 2023, compared to $23 million and $36 million, respectively, at December 31, 2022.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first six months of 2023 and 2022:

	For the Six Months
	Ended June 30,
(in thousands)	2023	2022
Unpaid losses and LAE at beginning of year
Gross	$2,315,637	$2,043,555
Ceded	(740,089)	(608,086)
Net	$1,575,548	$1,435,469

Increase (decrease) in incurred losses and LAE
Current accident year	$339,951	$293,158
Prior accident years	(71,520)	(69,720)
Total incurred	$268,431	$223,438

Loss and LAE payments for claims incurred
Current accident year	$(30,978)	$(21,628)
Prior accident years	(172,282)	(153,490)
Total paid	$(203,260)	$(175,118)

Net unpaid losses and LAE at June 30,	$1,640,719	$1,483,789

Unpaid losses and LAE at June 30,
Gross	$2,361,577	$2,150,519
Ceded	(720,858)	(666,730)
Net	$1,640,719	$1,483,789

For the first six months of 2023, incurred losses and LAE included $72 million of favorable development on prior years’ loss reserves, largely from accident years 2018 through 2022. Commercial excess, professional services, surety, general liability, personal umbrella, marine and commercial property were drivers of the favorable development. No products experienced significant adverse development.

For the first six months of 2022, incurred losses and LAE included $70 million of favorable development on prior years’ loss reserves, largely from accident years 2018 through 2021. General liability, professional services, transportation, marine and surety were drivers of the favorable development. No products experienced significant adverse development.

4. INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2023 was 19.1 percent and 19.4 percent, respectively, compared to 65.8 percent and 12.1 percent, respectively, for the same period in 2022. Effective rates are dependent upon components of pretax earnings and the related tax effects. Tax-favored adjustments acting on pretax earnings resulted in a lower effective tax rate for the second quarter of 2023. The effective tax rate was higher for the six-month period in 2023, as higher pretax income decreased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three and six-month period ended June 30, 2023 and 2022 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
	2023		2022		2023		2022
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$20,167	21.0%	$(1,376)	21.0%	$45,953	21.0%	$10,914	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(878)	(0.9)%	(761)	11.6%	(2,868)	(1.3)%	(2,175)	(4.2)%
Tax exempt interest income	(274)	(0.3)%	(288)	4.4%	(557)	(0.3)%	(570)	(1.1)%
Dividends received deduction	(209)	(0.2)%	(163)	2.5%	(433)	(0.2)%	(434)	(0.8)%
Tax credit	(780)	(0.8)%	(1,461)	22.3%	(1,559)	(0.7)%	(2,922)	(5.6)%
ESOP dividends paid deduction	(144)	(0.2)%	(138)	2.1%	(281)	(0.1)%	(268)	(0.5)%
Nondeductible expenses	745	0.8%	258	(3.9)%	1,346	0.6%	574	1.1%
Other items, net	(248)	(0.3)%	(386)	5.8%	758	0.4%	1,168	2.2%
Total tax expense	$18,379	19.1%	$(4,315)	65.8%	$42,359	19.4%	$6,287	12.1%

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

5. STOCK BASED COMPENSATION

Our RLI Corp. Long-Term Incentive Plan (2015 LTIP) was in place from 2015 to 2023. The 2015 LTIP provided for equity-based compensation, including stock options and restricted stock units, up to a maximum of 4,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2015 and 2023, we granted 3,291,388 awards under the 2015 LTIP. The 2015 LTIP was replaced in 2023.

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023, LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 4,004,891 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 135,838 awards under the 2023 LTIP.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2.2 million and $4.7 million in the three and six-month periods ended June 30, 2023, respectively, compared to $2.3 million and $3.7 million, respectively, for the same period in 2022. The total income tax benefit was $0.3 million and $0.8 million for the three and six-month periods ended June 30, 2023, compared to $0.4 million and $0.6 million, respectively, for the same periods in 2022. Total unrecognized compensation expense relating to outstanding and unvested awards was $8 million, which will be recognized over the weighted average vesting period of 2.77 years.

Stock Options

Under the 2023 LTIP, as under the 2015 LTIP, we grant stock options for shares with an exercise price equal to the fair market value of the shares at the date of grant (subject to adjustments for changes in our capitalization, special dividends and other events as set forth in such plans). Options generally vest and become exercisable over a five-year period and expire eight years after grant.

For most participants, the requisite service period and vesting period will be the same. For participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or greater, the requisite service period is deemed to be met and options are immediately expensed on the date of grant. For participants who will become retirement eligible during the vesting period, the requisite service period over which expense is recognized is the period between the grant date and the attainment of retirement eligibility. Shares issued upon option exercise are newly issued shares.

The following tables summarize option activity for the six-month period ended June 30, 2023:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2023	1,695,660	$82.42
Options granted	144,375	135.72
Options exercised	(199,145)	56.17
Options canceled/forfeited	(1,000)	40.61
Outstanding options at June 30, 2023	1,639,890	$90.33	5.01	$75,687
Exercisable options at June 30, 2023	806,436	$75.52	3.78	$49,154

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $16 million and $5 million during the first six months of 2023 and 2022, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2023		2022
Weighted-average fair value of grants	$26.79		$21.05
Risk-free interest rates	3.44%		2.84%
Dividend yield	2.29%		2.50%
Expected volatility	22.95%		22.89%
Expected option life	4.94	years	5.06	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or greater. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $1 million and $2 million during the first six months of 2023 and 2022, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2023	44,208	$109.51
Granted	19,063	136.33
Reinvested	206	129.72
Vested	(6,748)	118.66
Forfeited	(732)	136.58
Nonvested at June 30, 2023	55,997	$117.49

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months		For the Six Months
Revenues	Ended June 30,		Ended June 30,
(in thousands)	2023	2022	2023	2022
Casualty	$187,048	$177,123	$373,079	$348,879
Property	101,841	74,690	190,608	142,130
Surety	33,391	30,997	66,316	60,953
Net premiums earned	$322,280	$282,810	$630,003	$551,962
Net investment income	28,788	18,472	55,872	36,355
Net realized gains	5,580	12,804	20,200	18,392
Net unrealized gains (losses) on equity securities	25,214	(100,994)	40,710	(128,804)
Total consolidated revenue	$381,862	$213,092	$746,785	$477,905

Net Earnings
(in thousands)	2023	2022	2023	2022
Casualty	$6,977	$21,442	$38,808	$49,089
Property	25,877	26,105	54,260	48,581
Surety	8,347	8,409	16,023	17,764
Net underwriting income	$41,201	$55,956	$109,091	$115,434
Net investment income	28,788	18,472	55,872	36,355
Net realized gains	5,580	12,804	20,200	18,392
Net unrealized gains (losses) on equity securities	25,214	(100,994)	40,710	(128,804)
General corporate expense and interest on debt	(6,266)	(4,446)	(12,488)	(9,819)
Equity in earnings of unconsolidated investees	1,514	11,654	5,437	20,413
Earnings (loss) before income taxes	$96,031	$(6,554)	$218,822	$51,971
Income tax expense (benefit)	18,379	(4,315)	42,359	6,287
Net earnings (loss)	$77,652	$(2,239)	$176,463	$45,684

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Six Months
Net Premiums Earned	Ended June 30,		Ended June 30,
(in thousands)	2023	2022	2023	2022
Casualty
Commercial excess and personal umbrella	$69,261	$62,463	$136,843	$122,535
General liability	26,016	25,106	51,916	48,846
Commercial transportation	25,398	23,941	50,630	47,569
Professional services	24,602	23,861	48,959	47,416
Small commercial	18,455	16,813	36,396	33,458
Executive products	6,153	7,075	12,506	13,652
Other casualty	17,163	17,864	35,829	35,403
Total	$187,048	$177,123	$373,079	$348,879
Property
Commercial property	$60,219	$38,929	$109,481	$72,218
Marine	32,412	28,178	63,048	54,907
Other property	9,210	7,583	18,079	15,005
Total	$101,841	$74,690	$190,608	$142,130
Surety
Commercial	$12,505	$11,663	$24,923	$23,366
Miscellaneous	11,887	11,587	23,934	22,940
Contract	8,999	7,747	17,459	14,647
Total	$33,391	$30,997	$66,316	$60,953
Grand Total	$322,280	$282,810	$630,003	$551,962

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three and six-month periods ended June 30, 2023 and 2022 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$1,239	$1,256	$2,508	$2,414
Variable lease cost	444	349	882	695
Sublease income	(139)	(139)	(277)	(277)
Total lease cost	$1,544	$1,466	$3,113	$2,832

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,357	$1,278	$2,755	$2,600

ROU assets obtained in exchange for new operating lease liabilities	$943	$2,431	$984	$2,431

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$—	$200	$—

Other non-cash reductions to ROU assets	$—	$—	$—	$73

(in thousands)	June 30, 2023		December 31, 2022
Operating lease ROU assets	$11,185		$12,766
Operating lease liabilities	$12,635		$14,499
Weighted-average remaining lease term - operating leases	4.18	years	4.21	years
Weighted-average discount rate - operating leases	1.97%		2.11%

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows:

(in thousands)	June 30, 2023
2023	$2,636
2024	3,827
2025	2,551
2026	1,646
2027	997
2028	704
Thereafter	883
Total future minimum lease payments	$13,244
Less imputed interest	(609)
Total operating lease liability	$12,635

8. ACQUISITONS AND DISPOSTIONS

On September 30, 2022, RLI Corp. completed the sale of its equity method investment in Maui Jim, Inc. to Kering Eyewear for cash proceeds of $687 million. A net realized gain of $571 million was recognized during 2022 and the payout of the working capital escrow during the first quarter of 2023 resulted in the recognition of an additional $14 million realized gain. The gains were recorded in the net realized gain line item of the statement of earnings.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These statements relate to our current expectations, beliefs, intentions, goals or strategies regarding the future and are based on certain underlying assumptions by the Company. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance, surety and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2022 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. We assume no obligation to update any such statements. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select property, casualty and surety products through major subsidiaries. Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2022, we achieved our 27th consecutive year of underwriting profitability. Over the 27-year period, we averaged an 88.2 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

We measure the results of our insurance operations by monitoring growth and profitability across three distinct business segments: casualty, property and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through combined ratios, which are further subdivided into their respective loss and expense components.

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes, hurricanes, pandemics and terrorism), interest rates, state regulations, court decisions and changes in the law. One of the unique and challenging features of the property and casualty insurance business is that coverages must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will equal recorded amounts. If actual liabilities differ from recorded amounts, there will either be an adverse or favorable effect on net earnings.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2023	2022	2023	2022
Net earnings (loss)	$77,652	$(2,239)	$176,463	$45,684
Income tax expense (benefit)	18,379	(4,315)	42,359	6,287
Earnings (loss) before income taxes	$96,031	$(6,554)	$218,822	$51,971
Equity in earnings of unconsolidated investees	(1,514)	(11,654)	(5,437)	(20,413)
General corporate expenses	4,219	2,435	8,433	5,798
Interest expense on debt	2,047	2,011	4,055	4,021
Net unrealized (gains) losses on equity securities	(25,214)	100,994	(40,710)	128,804
Net realized gains	(5,580)	(12,804)	(20,200)	(18,392)
Net investment income	(28,788)	(18,472)	(55,872)	(36,355)
Net underwriting income	$41,201	$55,956	$109,091	$115,434

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net premiums earned increased 14 percent, driven by growth from our property and casualty segments. Positive market performance resulted in $41 million of unrealized gains on equity securities in the first six months of 2023, while overall market declines resulted in $129 million of unrealized losses in our equity portfolio in 2022. Investment income was up 54 percent, due to an increased average asset base and higher interest rates relative to the prior year. Realized gains during the first six months of 2023 were comprised of $9 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $3 million of realized losses on the fixed income portfolio and $14 million of realized gains from the payout of the working capital escrow from our sale of Maui Jim, Inc. (Maui Jim). This compares to $19 million of realized gains on the equity portfolio and $1 million of realized losses on the fixed income portfolio in the previous year.

	For the Six Months
	Ended June 30,
Consolidated Revenues (in thousands)	2023	2022
Net premiums earned	$630,003	$551,962
Net investment income	55,872	36,355
Net realized gains	20,200	18,392
Net unrealized gains (losses) on equity securities	40,710	(128,804)
Total consolidated revenue	$746,785	$477,905

Net earnings for the first six months of 2023 totaled $176 million, compared to $46 million for the same period in 2022. The increase for 2023 was largely attributed to the $39 million of net after-tax realized and unrealized gains on equity securities, compared to $87 million of after-tax realized and unrealized losses in 2022. Underwriting results for 2023 were impacted by $22 million of pretax storm losses, compared to $5 million of pretax storm losses in the first six months of 2022. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $72 million in the first six months of 2023, compared to $70 million in 2022.

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

Underwriting income was $109 million on an 82.7 combined ratio for the first six months of 2023, compared to $115 million on a 79.1 combined ratio in the same period of 2022. The loss ratio increased to 42.6 from 40.5, due to higher levels of storm losses in 2023. The expense ratio increased to 40.1 from 38.6, as higher net earnings and growth in book value led to larger levels of bonus and profit-sharing expenses in 2023. We also increased investments in our people and technology to support growth, improve customer experience and drive efficiencies, which impacted all segments.

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. In the first six months of 2023, we recognized $6 million of investee earnings from Prime. Comparatively, the first six months of 2022 reflected investee earnings of $6 million from Prime and $15 million from Maui Jim. Our interest in Maui Jim was sold in the third quarter of 2022.

Comprehensive earnings totaled $194 million for the first six months of 2023, compared to $167 million of comprehensive loss for the first six months of 2022. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive earnings of $18 million in the first six months of 2023 was attributable to modestly tighter credit spreads while interest rates remained relatively flat, which increased the fair value of securities held in the fixed income portfolio. Comparatively, $213 million of other comprehensive loss was recognized in 2022, as interest rates increased.

Premiums

Gross premiums written increased $145 million for the first six months of 2023, compared to the same period of 2022. Growth was achieved in all three segments, though the increase was largely driven by products in the property segment. Net premiums earned increased $78 million, driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Six Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Casualty
Commercial excess and personal umbrella	$176,840	$163,298	8%	$136,843	$122,535	12%
General liability	55,612	59,192	(6)%	51,916	48,846	6%
Commercial transportation	58,715	60,592	(3)%	50,630	47,569	6%
Professional services	55,282	52,390	6%	48,959	47,416	3%
Small commercial	40,246	36,937	9%	36,396	33,458	9%
Executive products	40,345	45,622	(12)%	12,506	13,652	(8)%
Other casualty	41,851	46,105	(9)%	35,829	35,403	1%
Total	$468,891	$464,136	1%	$373,079	$348,879	7%
Property
Commercial property	$284,945	$162,148	76%	$109,481	$72,218	52%
Marine	74,970	64,996	15%	63,048	54,907	15%
Other property	20,820	18,302	14%	18,079	15,005	20%
Total	$380,735	$245,446	55%	$190,608	$142,130	34%
Surety
Commercial	$27,039	$25,230	7%	$24,923	$23,366	7%
Miscellaneous	25,821	25,814	0%	23,934	22,940	4%
Contract	20,490	17,322	18%	17,459	14,647	19%
Total	$73,350	$68,366	7%	$66,316	$60,953	9%
Grand Total	$922,976	$777,948	19%	$630,003	$551,962	14%

Casualty

Gross premiums written for the casualty segment were up $5 million in the first six months of 2023. Continued growth within our personal umbrella distribution base and positive rate movement across a large portion of our casualty segment offset challenging conditions some lines experienced during the first six months. As we mentioned in prior filings, we are running off our excess energy liability business, which resulted in a $9 million decrease within the commercial excess product and negatively impacted the production of our primary energy liability business within the general liability product. Increased competition led to a further reduction in commercial excess business. Additionally, executive products premium decreased as a result of a more competitive market, particularly with public directors and officers coverages. However, the benefit of our diversified book of business is that select products can work through challenges they may encounter while the success of other products allows us to achieve positive overall results.

Property

Gross premiums written for the property segment were up $135 million in the first six months of 2023. Our commercial property business was up $123 million, as wind rates continued to increase and limited exposure growth was experienced. Rate increases and new opportunities led to $10 million of premium growth for our marine product.

Surety

Gross premiums written for the surety segment were up $5 million for the first six months of 2023. Contract surety benefited from new agency relationships and new construction projects. The expansion of existing accounts and new business resulted in increased premium for commercial surety.

Underwriting Income

	For the Six Months
	Ended June 30,
	2023	2022
Underwriting Income (in thousands)
Casualty	$38,808	$49,089
Property	54,260	48,581
Surety	16,023	17,764
Total	$109,091	$115,434

Combined Ratio
Casualty	89.6	85.9
Property	71.5	65.8
Surety	75.8	70.9
Total	82.7	79.1

Casualty

The casualty segment recorded underwriting income of $39 million in the first six months of 2023, compared to $49 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $47 million, primarily on accident years 2018 through 2022. Favorable development was widespread, with notable amounts from commercial excess, professional services, general liability and personal umbrella. In comparison, $45 million of prior accident years’ reserves were released in the first six months of 2022. General liability, professional services and transportation were drivers of the favorable development. Offsetting the favorable development, storm losses on casualty-oriented package policies that include property coverage resulted in $1.7 million of losses in 2023 and $0.5 million of losses in 2022.

The combined ratio for the casualty segment was 89.6 in 2023, compared to 85.9 in 2022. The segment’s loss ratio was 52.2 in 2023, up from 51.0 in 2022. A higher earned premium base, which reduced the loss ratio impact of favorable prior years’ reserve development, and an increased level of storm losses resulted in the higher loss ratio in 2023. The expense ratio for the casualty segment was 37.4, up from 34.9 for the same period last year. Higher net earnings and growth in book value led to larger levels of bonus and profit-sharing expenses in 2023 for all segments.

Property

The property segment recorded underwriting income of $54 million for the first six months of 2023, compared to $49 million for the same period last year. Underwriting results for 2023 included $17 million of favorable development on prior years’ loss and catastrophe reserves and $20 million of storm losses. Comparatively, the 2022 underwriting results included $17 million of favorable development on prior years’ loss and catastrophe reserves and $5 million of storm losses.

Underwriting results for the first six months of 2023 translated into a combined ratio of 71.5, compared to 65.8 for the same period last year. The segment’s loss ratio was 35.5 in 2023, up from 28.7 in 2022, due to an increase in storm losses. The segment’s expense ratio decreased to 36.0 in 2023 from 37.1 in the prior year, as the growth in the earned premium base exceeded the growth in expense.

Surety

The surety segment recorded underwriting income of $16 million for the first six months of 2023, compared to $18 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2023 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $7.5 million. Results for 2022 also included $7.5 million of favorable development on prior accident years’ reserves.

The combined ratio for the surety segment totaled 75.8 for the first six months of 2023, compared to 70.9 for the same period in 2022. The segment’s loss ratio increased to 9.0 in 2023, up from 7.4 in 2022, as a higher earned premium base reduced the loss ratio impact of favorable prior accident years’ reserve development. The expense ratio was 66.8, up from 63.5 in the prior year.

Investment Income

Our investment portfolio generated net investment income of $56 million during the first six months of 2023, an increase of 54 percent from that reported for the same period in 2022. The increase in investment income was due to higher interest rates as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first six months of 2023 and 2022 were as follows:

	2023	2022
Pretax Yield
Taxable	3.40%	2.75%
Tax-Exempt	2.78%	2.66%
After-Tax Yield
Taxable	2.69%	2.17%
Tax-Exempt	2.63%	2.52%

The following table depicts the composition of our investment portfolio at June, 2023 as compared to December 31, 2022:

(in thousands)	June 30, 2023		December 31, 2022
Fixed income	$2,689,100	74.9%	$2,666,950	81.5%
Equity securities	552,566	15.4%	498,382	15.2%
Short-term investments	271,296	7.5%	36,229	1.1%
Other invested assets	60,907	1.7%	47,922	1.5%
Cash	16,707	0.5%	22,818	0.7%
Total investments and cash	$3,590,576	100.0%	$3,272,301	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $22 million in the first six months of 2023. Average fixed income duration was 4.6 years at June 30, 2023, reflecting our liability structure and sound capital position. The equity portfolio increased by $54 million during the first six months of 2023, due to the positive performance of equity markets. Short-term investments increased by $235 million, as improved yields made AAA-rated government money market funds an investable asset class that also allowed us to maximize liquidity for events in the second half of the year.

Income Taxes

Our effective tax rate for the first six months of 2023 was 19.4 percent, compared to 12.1 percent for the same period in 2022. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was higher for the six-month period in 2023, as higher pretax income decreased the percentage impact of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net premiums earned increased 14 percent, driven by growth from our property and casualty segments. Positive market performance resulted in $25 million of unrealized gains on equity securities in the second quarter of 2023, while overall market declines resulted in $101 million of unrealized losses in our equity portfolio in the second quarter of 2022. Investment income was up 56 percent, due to an increased average asset base and higher interest rates relative to the prior year. Realized gains during the second quarter of 2023 were comprised of $6 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, and less than $1 million of realized losses on the fixed income portfolio. This compares to $13 million of realized gains on the equity portfolio and less than $1 million of realized losses on the fixed income portfolio in the same period of 2022.

	For the Three Months
	Ended June 30,
Consolidated Revenues (in thousands)	2023	2022
Net premiums earned	$322,280	$282,810
Net investment income	28,788	18,472
Net realized gains	5,580	12,804
Net unrealized gains (losses) on equity securities	25,214	(100,994)
Total consolidated revenue	$381,862	$213,092

Net earnings for the second quarter of 2023 totaled $78 million, compared to a net loss of $2 million for the same period in 2022. The increase for 2023 was largely attributed to the $25 million of net after-tax realized and unrealized gains on equity securities, compared to $69 million of after-tax realized and unrealized losses in the second quarter of 2022. Underwriting results for 2023 were impacted by $18 million of pretax storm losses, compared to $3 million of pretax storm losses in the second quarter of 2022. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $20 million in the second quarter of 2023, compared to $24 million in 2022.

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

Underwriting income was $41 million on an 87.2 combined ratio for the second quarter of 2023, compared to $56 million on an 80.2 combined ratio in the same period of 2022. The loss ratio increased to 47.8 from 41.7, due to higher storm losses and lower levels of favorable development on prior years’ loss reserves in 2023. The expense ratio increased to 39.4 from 38.5, as higher net earnings and growth in book value led to larger levels of bonus and profit-sharing expenses in 2023. We also increased investments in our people and technology to support growth, improve customer experience and drive efficiencies, which impacted all segments.

In the second quarter of 2023, we recognized $2 million of investee earnings from Prime. Comparatively, the second quarter of 2022 reflected investee earnings of $4 million from Prime and $9 million from Maui Jim. Our interest in Maui Jim was sold in the third quarter of 2022.

Comprehensive earnings totaled $58 million for the second quarter of 2023, compared to $100 million of comprehensive loss for the second quarter of 2022. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains and losses from the fixed income portfolio. Other comprehensive loss of $20 million in the second quarter of 2023 was attributable to higher interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $98 million of other comprehensive loss was recognized in 2022, as interest rates increased.

Premiums

Gross premiums written increased $89 million for the second quarter of 2023, compared to the same period of 2022. Growth was achieved in all three segments, though the increase was largely driven by products in the property segment. Net premiums earned increased $39 million, driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended June 30,			Ended June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Casualty
Commercial excess and personal umbrella	$95,409	$85,512	12%	$69,261	$62,463	11%
General liability	30,823	31,298	(2)%	26,016	25,106	4%
Commercial transportation	35,842	38,291	(6)%	25,398	23,941	6%
Professional services	29,093	27,880	4%	24,602	23,861	3%
Small commercial	20,287	18,799	8%	18,455	16,813	10%
Executive products	22,518	24,941	(10)%	6,153	7,075	(13)%
Other casualty	17,085	21,594	(21)%	17,163	17,864	(4)%
Total	$251,057	$248,315	1%	$187,048	$177,123	6%
Property
Commercial property	$173,006	$93,068	86%	$60,219	$38,929	55%
Marine	37,781	32,913	15%	32,412	28,178	15%
Other property	11,102	9,867	13%	9,210	7,583	21%
Total	$221,889	$135,848	63%	$101,841	$74,690	36%
Surety
Commercial	$11,943	$12,567	(5)%	$12,505	$11,663	7%
Miscellaneous	12,474	12,452	0%	11,887	11,587	3%
Contract	10,601	9,607	10%	8,999	7,747	16%
Total	$35,018	$34,626	1%	$33,391	$30,997	8%
Grand Total	$507,964	$418,789	21%	$322,280	$282,810	14%

Casualty

Gross premiums written for the casualty segment were up $3 million in the second quarter of 2023. Continued momentum with our personal umbrella distribution base offset challenging conditions some lines experienced during the second quarter. The runoff of our excess energy liability business resulted in a $5 million decrease within the commercial excess product for the quarter and negatively impacted the production of our primary energy liability business within the general liability product. Commercial transportation was down, as the trucking market continues to be highly competitive and trucking companies’ revenues are down compared to last year. Additionally, executive products premium decreased as a result of a more competitive market, particularly with directors and officers coverages.

Property

Gross premiums written for the property segment were up $86 million in the second quarter of 2023. Our commercial property business was up $80 million. Continued rate increases on wind exposures has allowed us to achieve this result with limited exposure growth, while also strengthening terms and conditions. Rate increases and new opportunities led to $5 million of premium growth for our marine product.

Surety

Gross premiums written for the surety segment were up $0.4 million for the second quarter of 2023. The growth in contract surety was driven by new agency relationships, while the decline in commercial surety was due to accounts having non-recurring activity within select accounts that bolstered premium in 2022.

Underwriting Income

	For the Three Months
	Ended June 30,
	2023	2022
Underwriting Income (in thousands)
Casualty	$6,977	$21,442
Property	25,877	26,105
Surety	8,347	8,409
Total	$41,201	$55,956

Combined Ratio
Casualty	96.3	87.9
Property	74.6	65.0
Surety	75.0	72.9
Total	87.2	80.2

Casualty

The casualty segment recorded underwriting income of $7 million in the second quarter of 2023, compared to $21 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $11 million, primarily on accident years 2020 through 2022. Favorable development was widespread, with notable amounts from small commercial, commercial excess and personal umbrella. In comparison, $17 million of prior accident years’ reserves were released in the second quarter of 2022. General liability, professional services and transportation were drivers of the favorable development. Storm losses on casualty-oriented package policies that include property coverage offset the favorable development and resulted in $1.3 million of losses in 2023 and $0.5 million of losses in 2022.

The combined ratio for the casualty segment was 96.3 in 2023, compared to 87.9 in 2022. The segment’s loss ratio was 58.9 in 2023, up from 53.2 in 2022. The increase in loss ratio was attributable to lower levels of reserve releases on prior accident years, as well as increased storm losses and modest additions to the current accident year for energy casualty. The expense ratio for the casualty segment was 37.4, up from 34.7 for the same period last year. Higher net earnings and growth in book value led to larger levels of bonus and profit-sharing expenses in 2023 for all segments.

Property

The property segment recorded underwriting income of $26 million for the second quarter of 2023 and 2022. Underwriting results for 2023 included $4 million of favorable development on prior years’ loss and catastrophe reserves and $17 million of storm losses. Comparatively, the 2022 underwriting results included $4 million of favorable development on prior years’ loss and catastrophe reserves and $3 million of storm losses.

Underwriting results for the second quarter of 2023 translated into a combined ratio of 74.6, compared to 65.0 for the same period last year. The segment’s loss ratio was 40.4 in 2023, up from 27.4 in 2022, due to the increase in storm losses. The segment’s expense ratio decreased to 34.2 in 2023 from 37.6 in the prior year, as the growth in the earned premium base exceeded the growth in expense.

Surety

The surety segment recorded underwriting income of $8 million for the second quarter of 2023 and 2022. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2023 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $4 million, compared to $3 million in 2022.

The combined ratio for the surety segment totaled 75.0 for the second quarter of 2023, compared to 72.9 for the same period in 2022. The segment’s loss ratio was 7.8 in 2023, down from 10.3 in 2022, due to higher levels of prior accident year reserve releases. The expense ratio was 67.2, up from 62.6 in the prior year.

Investment Income

Our investment portfolio generated net investment income of $29 million during the second quarter of 2023, an increase of 56 percent from that reported for the same period in 2022. The increase in investment income was due to higher interest rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the second quarter of 2023 and 2022 were as follows:

	2023	2022
Pretax Yield
Taxable	3.41%	2.79%
Tax-Exempt	2.79%	2.69%
After-Tax Yield
Taxable	2.69%	2.20%
Tax-Exempt	2.64%	2.55%

Income Taxes

Our effective tax rate for the second quarter of 2023 was 19.1 percent, compared to 65.8 percent for the same period in 2022. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. Tax-favored adjustments acting on pretax income decreased the effective tax rate in 2023, whereas tax-favored adjustments acting on pretax loss increased the effective tax rate in 2022.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2023 and 2022:

(in thousands)	2023	2022
Operating cash flows	$243,595	$170,645
Investing cash flows	(226,116)	(124,946)
Financing cash flows	(23,590)	(21,459)
Total	$(6,111)	$24,240

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first six months of 2023 benefited from increased premium receipts relative to the first six months of 2022.

We have $200 million in debt outstanding. On October 2, 2013, we completed a public debt offering, issuing $150 million in senior notes maturing September 15, 2023 (a 10-year maturity), and paying interest semi-annually at the rate of 4.875 percent per annum. The notes were issued at a discount resulting in proceeds, net of discount and commission, of $149 million. The estimated fair value for the senior notes at June 30, 2023 was $150 million. The fair value of our debt is estimated based on the limited observable prices that reflect thinly traded securities. Additionally, RLI Insurance Company borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 10, 2021. The borrowing matures on November 10, 2023 and has an option to be paid off prior to maturity. Interest is paid monthly at an annualized rate of 0.84 percent.

As of June 30, 2023, we had cash and other investments maturing within one year of approximately $482 million and an additional $896 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We also maintain a revolving line of credit with PNC Bank, N.A., which permits us to borrow up to an aggregate principal amount of $100 million. This facility was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. Under certain conditions, the line may be increased up to an aggregate principal amount of $130 million. The facility has a three-year term that expires on May 29, 2026. As of and during the six-month period ended June 30, 2023, no amounts were outstanding on either facility.

Additionally, two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of June 30, 2023, $56 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at June 30, 2023 have increased $318 million from December 31, 2022. As of June 30, 2023, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$325,893	$315,976	$(9,917)	8.8%	AAA
U.S. agency	45,937	43,719	(2,218)	1.2%	AAA
Non-U.S. government & agency	4,799	3,960	(839)	0.1%	BBB+
Agency MBS	414,503	372,030	(42,473)	10.4%	AAA
ABS/CMBS/MBS**	285,855	252,330	(33,525)	7.0%	AA+
Corporate	1,227,628	1,147,504	(80,124)	32.0%	A-
Municipal	642,305	553,581	(88,724)	15.4%	AA
Total fixed income	$2,946,920	$2,689,100	$(257,820)	74.9%	AA-
Equity	340,184	552,566	212,382	15.4%
Short-term investments	271,296	271,296	—	7.5%
Other invested assets	58,275	60,907	2,632	1.7%
Cash	16,707	16,707	—	0.5%
Total portfolio	$3,633,382	$3,590,576	$(42,806)	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of June 30, 2023, our fixed income portfolio had the following rating distribution:

AAA	38.2%
AA	19.2%
A	22.3%
BBB	12.2%
BB	2.8%
B	2.3%
CCC	0.1%
D	0.0%
NR	2.9%
Total	100.0%

As of June 30, 2023, our fixed income portfolio remained well diversified, with 1,751 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of June 30, 2023, we had $136 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of June 30, 2023, we had $116 million in commercial mortgage-backed securities and $372 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 7.0 percent of our investment portfolio at quarter end.

We had $1,148 million in corporate fixed income securities as of June 30, 2023, which includes $110 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

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

As of June 30, 2023, our equity portfolio had a dividend yield of 2.0 percent, compared to 1.5 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 85 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $55 million of investments in unconsolidated investees at June 30, 2023, compared to $58 million at December 31, 2022.

Our investment portfolio does not have any exposure to derivatives.

Our capital structure is comprised of equity and debt outstanding. As of June 30, 2023, our capital structure consisted of $200 million in long-term debt and $1.4 billion of shareholders’ equity. Debt outstanding comprised 13 percent of total capital as of June 30, 2023. Interest and fees on debt obligations totaled $4 million for the first six months of 2023 and 2022. We incurred interest expense on debt at an average annual interest rate of 3.89 percent during the first six months of 2023 and 2022.

We paid a regular quarterly cash dividend of $0.27 per share on June 20, 2023, an increase of $0.01 from the prior quarter. We have increased dividends in each of the last 48 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2023, our holding company had $1.4 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $262 million in liquid assets, which was elevated by the cash proceeds received from the sale of Maui Jim. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first six months of 2023, RLI Ins. paid $30 million in ordinary dividends to RLI Corp. In 2022, our principal insurance subsidiary paid ordinary dividends totaling $13 million. As of June 30, 2023, $120 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Item 3.Defaults Upon Senior Securities - Not Applicable.

Item 4.Mine Safety Disclosures - Not Applicable.

Item 5.Other Information –

Securities Trading Plans of Executive Officers and Directors

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in Company securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description of Document	Reference

3.1	Amended and Restated Certificate of Incorporation	Attached as Exhibit 3.1.

10.1	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	Attached as Exhibit 10.1.

10.2	RLI Corp. Executive Deferred Compensation Plan, as amended*	Attached as Exhibit 10.2.

10.3	RLI Corp. 2023 Long-Term Incentive Plan*	Attached as Exhibit 10.3.

10.4	RLI Corp. 2023 Long-Term Incentive Plan Stock Option Agreement*	Attached as Exhibit 10.4.

10.5	RLI Corp. 2023 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Agreement*	Attached as Exhibit 10.5.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.1.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 31.2.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.1.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached as Exhibit 32.2.

101	iXBRL-Related Documents	Attached as Exhibit 101.

104	Cover Page Interactive Data File	Embedded in Inline XBRL and contained in Exhibit 101.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Todd W. Bryant
Todd W. Bryant
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: July 26, 2023