Form 10-Q
period 2023-09-30
RLI CORP
filed 2023-10-25
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 16, 2023, the number of shares outstanding of the registrant’s Common Stock was 45,625,771.

		Page
Part I - Financial Information		3
Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Earnings and Comprehensive Earnings for the Three and Nine-Month Periods Ended September 30, 2023 and 2022 (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited)	4
	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2023 and 2022 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
Part II - Other Information		35
Item 1.	Legal Proceedings	35
Item 1a.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		36

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net premiums earned	$318,409	$291,468	$948,412	$843,430
Net investment income	31,963	21,270	87,835	57,625
Net realized gains	6,558	573,170	26,758	591,562
Net unrealized gains (losses) on equity securities	(25,236)	(26,414)	15,474	(155,218)
Consolidated revenue	$331,694	$859,494	$1,078,479	$1,337,399
Losses and settlement expenses	189,558	165,089	457,989	388,527
Policy acquisition costs	103,013	96,977	307,083	271,879
Insurance operating expenses	21,591	20,606	70,002	58,794
Interest expense on debt	1,873	2,013	5,928	6,034
General corporate expenses	2,372	2,755	10,805	8,553
Total expenses	$318,407	$287,440	$851,807	$733,787
Equity in earnings (loss) of unconsolidated investees	1,732	(17,352)	7,169	3,061
Earnings before income taxes	$15,019	$554,702	$233,841	$606,673
Income tax expense	1,483	114,809	43,842	121,096
Net earnings	$13,536	$439,893	$189,999	$485,577

Other comprehensive earnings (loss), net of tax	(56,834)	(81,248)	(38,848)	(294,392)
Comprehensive earnings (loss)	$(43,298)	$358,645	$151,151	$191,185

Basic net earnings per share	$0.30	$9.69	$4.17	$10.71
Diluted net earnings per share	$0.29	$9.61	$4.12	$10.61

Weighted average number of common shares outstanding:
Basic	45,622	45,379	45,581	45,347
Diluted	46,065	45,775	46,067	45,775

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,717,627	$2,666,950
(amortized cost of $3,046,785 and allowance for credit losses of $704 at 9/30/23)
(amortized cost of $2,945,273 and allowance for credit losses of $339 at 12/31/22)
Equity securities, at fair value (cost - $347,772 at 9/30/23 and $328,019 at 12/31/22)	534,436	498,382
Short-term investments, at cost which approximates fair value	125,032	36,229
Other invested assets	59,730	47,922
Cash	18,445	22,818
Total investments and cash	$3,455,270	$3,272,301
Accrued investment income	25,328	21,259
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $19,415 at 9/30/23 and $18,696 at 12/31/22	225,821	189,501
Ceded unearned premium	111,072	138,457
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,131 at 9/30/23 and $11,250 at 12/31/22	820,954	740,089
Deferred policy acquisition costs	150,666	127,859
Property and equipment, at cost, net of accumulated depreciation of $74,416 at 9/30/23 and $68,633 at 12/31/22	48,596	49,573
Investment in unconsolidated investees	56,110	58,275
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	51,403	40,269
Other assets	84,744	75,923
TOTAL ASSETS	$5,083,526	$4,767,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,488,695	$2,315,637
Unearned premiums	906,139	785,085
Reinsurance balances payable	56,570	61,100
Funds held	103,424	101,144
Income taxes-current	5,546	—
Debt	100,000	199,863
Accrued expenses	85,640	94,869
Other liabilities	38,421	32,029
TOTAL LIABILITIES	$3,784,435	$3,589,727

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,555,985 shares issued, 45,625,771 shares outstanding at 9/30/23)
(68,399,966 shares issued, 45,469,752 shares outstanding at 12/31/22)	$686	$684
Paid-in capital	360,453	352,391
Accumulated other comprehensive earnings (loss)	(267,924)	(229,076)
Retained earnings	1,598,875	1,446,341
Deferred compensation	12,617	12,015
Less: Treasury shares, at cost (22,930,214 shares at 9/30/23 and 12/31/22)	(405,616)	(405,014)
TOTAL SHAREHOLDERS’ EQUITY	$1,299,091	$1,177,341
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,083,526	$4,767,068

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2022	45,289,337	$1,229,361	$682	$343,742	$49,826	$1,228,110	$9,642	$(402,641)
Net earnings	—	47,923	—	—	—	47,923	—	—
Other comprehensive earnings (loss), net of tax	—	(115,581)	—	—	(115,581)	—	—	—
Deferred compensation	—	—	—	—	—	—	(973)	973
Share-based compensation	26,605	3,049	—	3,049	—	—	—	—
Dividends and dividend equivalents ($0.25 per share)	—	(11,330)	—	—	—	(11,330)	—	—
Balance, March 31, 2022	45,315,942	$1,153,422	$682	$346,791	$(65,755)	$1,264,703	$8,669	$(401,668)
Net earnings	—	(2,239)	—	—	—	(2,239)	—	—
Other comprehensive earnings (loss), net of tax	—	(97,563)	—	—	(97,563)	—	—	—
Deferred compensation	—	—	—	—	—	—	276	(276)
Share-based compensation	52,862	2,371	1	2,370	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,803)	—	—	—	(11,803)	—	—
Balance, June 30, 2022	45,368,804	$1,044,188	$683	$349,161	$(163,318)	$1,250,661	$8,945	$(401,944)
Net earnings	—	439,893	—	—	—	439,893	—	—
Other comprehensive earnings (loss), net of tax	—	(81,248)	—	—	(81,248)	—	—	—
Deferred compensation	—	—	—	—	—	—	102	(102)
Share-based compensation	9,367	2,968	—	2,968	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,808)	—	—	—	(11,808)	—	—
Balance, September 30, 2022	45,378,171	$1,393,993	$683	$352,129	$(244,566)	$1,678,746	$9,047	$(402,046)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2023	45,469,752	$1,177,341	$684	$352,391	$(229,076)	$1,446,341	$12,015	$(405,014)
Cumulative-effect adjustment from ASU 2023-02	—	(951)	—	—	—	(951)	—	—
Net earnings	—	98,811	—	—	—	98,811	—	—
Other comprehensive earnings (loss), net of tax	—	37,707	—	—	37,707	—	—	—
Deferred compensation	—	—	—	—	—	—	249	(249)
Share-based compensation	84,944	2,864	1	2,863	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,851)	—	—	—	(11,851)	—	—
Balance, March 31, 2023	45,554,696	$1,303,921	$685	$355,254	$(191,369)	$1,532,350	$12,264	$(405,263)
Net earnings	—	77,652	—	—	—	77,652	—	—
Other comprehensive earnings (loss), net of tax	—	(19,721)	—	—	(19,721)	—	—	—
Deferred compensation	—	—	—	—	—	—	243	(243)
Share-based compensation	41,500	2,402	—	2,402	—	—	—	—
Dividends and dividend equivalents ($0.27 per share)	—	(12,342)	—	—	—	(12,342)	—	—
Balance, June 30, 2023	45,596,196	$1,351,912	$685	$357,656	$(211,090)	$1,597,660	$12,507	$(405,506)
Net earnings	—	13,536	—	—	—	13,536	—	—
Other comprehensive earnings (loss), net of tax	—	(56,834)	—	—	(56,834)	—	—	—
Deferred compensation	—	—	—	—	—	—	110	(110)
Share-based compensation	29,575	2,798	1	2,797	—	—	—	—
Dividends and dividend equivalents ($0.27 per share)	—	(12,321)	—	—	—	(12,321)	—	—
Balance, September 30, 2023	45,625,771	$1,299,091	$686	$360,453	$(267,924)	$1,598,875	$12,617	$(405,616)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$342,192	$282,886
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(560,192)	$(531,894)
Equity securities	(40,571)	(42,490)
Property and equipment	(5,451)	(4,432)
Other	(8,535)	(7,940)
Proceeds from sale of:
Fixed income securities, available-for-sale	26,158	46,448
Equity securities	36,708	59,264
Equity method investments	14,134	686,666
Other	550	2,298
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	414,529	176,616
Net proceeds from sale (purchase) of short-term investments	(88,803)	—
Net cash provided by (used in) investing activities	$(211,473)	$384,536
Cash Flows from Financing Activities
Proceeds from issuance of debt	$50,000	$—
Payment of debt	(150,000)	—
Cash dividends paid	(36,490)	(34,913)
Proceeds from stock option exercises	1,398	2,198
Net cash used in financing activities	$(135,092)	$(32,715)
Net increase (decrease) in cash	$(4,373)	$634,707
Cash at the beginning of the period	22,818	88,804
Cash at September 30,	$18,445	$723,511

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2022 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2023 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2022 to conform to the classifications used in the current year.

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

C. PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards which would have a material impact on our financial statements as of September 30, 2023.

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

The allowances for uncollectible amounts on paid and unpaid reinsurance recoverables were $19 million and $11 million, respectively, at September 30, 2023. At December 31, 2022, the amounts were $16 million and $11 million, respectively. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs or recoveries were applied to the allowances in the first nine months of 2023. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at September 30, 2023 and December 31, 2022 is detailed in the following table:

	September 30,	December 31,
(in thousands)	2023	2022
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2023. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of September 30, 2023 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended September 30, 2023			Ended September 30, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$13,536	45,622	$0.30	$439,893	45,379	$9.69
Effect of Dilutive Securities
Stock options and restricted stock units	—	443		—	396
Diluted EPS
Earnings available to common shareholders	$13,536	46,065	$0.29	$439,893	45,775	$9.61
Anti-dilutive securities excluded from diluted EPS		145			435

	For the Nine Months			For the Nine Months
	Ended September 30, 2023			Ended September 30, 2022
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$189,999	45,581	$4.17	$485,577	45,347	$10.71
Effect of Dilutive Securities
Stock options and restricted stock units	—	486		—	428
Diluted EPS
Earnings available to common shareholders	$189,999	46,067	$4.12	$485,577	45,775	$10.61
Anti-dilutive securities excluded from diluted EPS		145			459

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $15 million for the third quarter of 2023, compared to $22 million for the same period in 2022. For the nine-month period ended September 30, 2023, other comprehensive earnings (loss) is net of tax benefit of $10 million, compared to $78 million for the same period in 2022.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $39 million for the first nine months of 2023, compared to $294 million during the same period last year. The unrealized losses in each period were attributable to an increase in interest rates, which decreased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2023	2022	2023	2022
Beginning balance	$(211,090)	$(163,318)	$(229,076)	$49,826
Other comprehensive earnings (loss) before reclassifications	(57,261)	(82,785)	(41,355)	(296,422)
Amounts reclassified from accumulated other comprehensive earnings	427	1,537	2,507	2,030
Net current-period other comprehensive earnings (loss)	$(56,834)	$(81,248)	$(38,848)	$(294,392)
Ending balance	$(267,924)	$(244,566)	$(267,924)	$(244,566)
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$2,005	$1,520

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months		For the Nine Months
Component of Accumulated	Ended September 30,		Ended September 30,		Affected line item in the
Other Comprehensive Earnings (Loss)	2023	2022	2023	2022	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(271)	$(1,912)	$(2,808)	$(2,684)	Net realized gains (losses)
	(270)	(34)	(365)	115	Credit gains (losses) presented within net realized gains
	$(541)	$(1,946)	$(3,173)	$(2,569)	Earnings (loss) before income taxes
	114	409	666	539	Income tax (expense) benefit
	$(427)	$(1,537)	$(2,507)	$(2,030)	Net earnings (loss)

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

Equity Securities: As of September 30, 2023, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs and are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Realized gains and losses on disposition of investments are based on the specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the nine-month periods ended September 30, 2023 and 2022:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2023
Fixed income securities - available-for-sale	$25,983	$145	$(1,035)	$(890)
Equity securities	36,708	15,990	(101)	15,889
2022
Fixed income securities - available-for-sale	$48,559	$286	$(2,481)	$(2,195)
Equity securities	59,264	20,410	(609)	19,801

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2023
Fixed income securities - available-for-sale	$434,263	$38	$(236)	$(198)
2022
Fixed income securities - available-for-sale	$176,991	$142	$(55)	$87

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are summarized below:

	As of September 30, 2023
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$321,611	$—	$321,611
U.S. agency	—	48,368	—	48,368
Non-U.S. government & agency	—	3,811	—	3,811
Agency MBS	—	399,381	—	399,381
ABS/CMBS/MBS*	—	265,779	—	265,779
Corporate	—	1,097,093	56,291	1,153,384
Municipal	—	525,293	—	525,293
Total fixed income securities - available-for-sale	$—	$2,661,336	$56,291	$2,717,627
Equity securities	532,856	—	1,580	534,436
Total	$532,856	$2,661,336	$57,871	$3,252,063

	As of December 31, 2022
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$454,021	$—	$454,021
U.S. agency	—	73,063	—	73,063
Non-U.S. government & agency	—	5,847	—	5,847
Agency MBS	—	331,806	—	331,806
ABS/CMBS/MBS*	—	240,736	—	240,736
Corporate	—	980,676	53,654	1,034,330
Municipal	—	527,147	—	527,147
Total fixed income securities - available-for-sale	$—	$2,613,296	$53,654	$2,666,950
Equity securities	496,731	39	1,612	498,382
Total	$496,731	$2,613,335	$55,266	$3,165,332
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2023	$55,266
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	(377)
Purchases	5,475
Sales / Calls / Maturities	(2,493)
Balance as of September 30, 2023	$57,871
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(377)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of September 30, 2023 were as follows:

	September 30, 2023
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$176,148	$174,377
Due after one year through five years	909,286	858,578
Due after five years through 10 years	653,649	596,523
Due after 10 years	547,547	422,989
ABS/CMBS/MBS*	760,155	665,160
Total available-for-sale	$3,046,785	$2,717,627
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at September 30, 2023 and December 31, 2022 are presented in the tables below. Amortized cost does not include the $23 million and $20 million of accrued interest receivable as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$334,650	$—	$—	$(13,039)	$321,611
U.S. agency	51,477	—	—	(3,109)	48,368
Non-U.S. government & agency	4,800	—	—	(989)	3,811
Agency MBS	457,496	—	7	(58,122)	399,381
ABS/CMBS/MBS*	302,659	(4)	65	(36,941)	265,779
Corporate	1,253,152	(700)	952	(100,020)	1,153,384
Municipal	642,551	—	85	(117,343)	525,293
Total Fixed Income	$3,046,785	$(704)	$1,109	$(329,563)	$2,717,627

	December 31, 2022
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$462,884	$—	$8	$(8,871)	$454,021
U.S. agency	75,074	—	26	(2,037)	73,063
Non-U.S. government & agency	6,798	—	—	(951)	5,847
Agency MBS	373,687	—	336	(42,217)	331,806
ABS/CMBS/MBS*	276,126	(8)	62	(35,444)	240,736
Corporate	1,122,097	(331)	541	(87,977)	1,034,330
Municipal	628,607	—	1,265	(102,725)	527,147
Total Fixed Income	$2,945,273	$(339)	$2,238	$(280,222)	$2,666,950
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of September 30, 2023, the discounted cash flow analysis resulted in an allowance for credit losses on 19 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$434	$292	$339	$441
Increase to allowance from securities for which credit losses were not previously recorded	281	168	25	292
Reduction from securities sold during the period	—	(166)	—	(619)
Reductions from intent to sell securities	—	—	—	(17)
Net increase (decrease) from securities that had an allowance at the beginning of the period	(11)	33	340	230
Balance as of September 30,	$704	$327	$704	$327

During the first nine months of 2023, $2 million of realized losses were recognized on fixed income securities for which the cost basis was written down to fair value due to a credit event, restructurings and losses on securities for which we no longer had the intent to hold until recovery. We recognized less than $1 million of losses on securities for which we no longer had the intent to hold until recovery during the first nine months of 2022.

As of September 30, 2023, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,547 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $330 million in associated unrealized losses represents 11 percent of the fixed income portfolio’s cost basis and 10 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first nine months of 2023, as interest rates increased during the period. Of the total 1,547 securities, 1,200 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	September 30, 2023			December 31, 2022
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$82,683	$238,928	$321,611	$399,361	$8,828	$408,189
Amortized cost	86,186	248,464	334,650	407,340	9,720	417,060
Unrealized loss	$(3,503)	$(9,536)	$(13,039)	$(7,979)	$(892)	$(8,871)
U.S. agency
Fair value	$15,658	$32,710	$48,368	$32,987	$2,170	$35,157
Amortized cost	16,304	35,173	51,477	34,627	2,567	37,194
Unrealized loss	$(646)	$(2,463)	$(3,109)	$(1,640)	$(397)	$(2,037)
Non-U.S. government
Fair value	$—	$3,811	$3,811	$3,626	$2,221	$5,847
Amortized cost	—	4,800	4,800	3,798	3,000	6,798
Unrealized Loss	$—	$(989)	$(989)	$(172)	$(779)	$(951)
Agency MBS
Fair value	$138,173	$260,503	$398,676	$197,252	$117,851	$315,103
Amortized cost	143,662	313,136	456,798	212,776	144,544	357,320
Unrealized loss	$(5,489)	$(52,633)	$(58,122)	$(15,524)	$(26,693)	$(42,217)
ABS/CMBS/MBS*
Fair value	$41,219	$217,289	$258,508	$96,754	$136,149	$232,903
Amortized cost	41,882	253,567	295,449	104,724	163,623	268,347
Unrealized loss	$(663)	$(36,278)	$(36,941)	$(7,970)	$(27,474)	$(35,444)
Corporate
Fair value	$274,290	$804,638	$1,078,928	$660,830	$323,337	$984,167
Amortized cost	287,456	891,492	1,178,948	697,437	374,707	1,072,144
Unrealized loss	$(13,166)	$(86,854)	$(100,020)	$(36,607)	$(51,370)	$(87,977)
Municipal
Fair value	$154,928	$358,021	$512,949	$228,827	$204,324	$433,151
Amortized cost	159,582	470,710	630,292	255,240	280,636	535,876
Unrealized loss	$(4,654)	$(112,689)	$(117,343)	$(26,413)	$(76,312)	$(102,725)
Total fixed income
Fair value	$706,951	$1,915,900	$2,622,851	$1,619,637	$794,880	$2,414,517
Amortized cost	735,072	2,217,342	2,952,414	1,715,942	978,797	2,694,739
Unrealized loss	$(28,121)	$(301,442)	$(329,563)	$(96,305)	$(183,917)	$(280,222)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at September 30, 2023 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$2,440,094	$2,160,142	$(279,952)	85.0%
2	BBB	Baa	431,695	388,396	(43,299)	13.1%
3	BB	Ba	48,627	44,282	(4,345)	1.3%
4	B	B	29,382	28,045	(1,337)	0.4%
5	CCC	Caa	2,616	1,986	(630)	0.2%
6	CC or lower	Ca or lower	—	—	—	0.0%
		Total	$2,952,414	$2,622,851	$(329,563)	100.0%

Other Invested Assets

We had $60 million of other invested assets at September 30, 2023, compared to $48 million at December 31, 2022. Other invested assets include investments in low income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our

LIHTC and HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $11 million at September 30, 2023, compared to $13 million on December 31, 2022. Our LIHTC interests recognized amortization of $0.8 million as a component of income tax expense and a total tax benefit of $0.8 million during the third quarter of 2023, compared to $0.8 million of amortization and $0.9 million of tax benefit during the same period in 2022. For the nine-months ended September 30, 2023, our LIHTC interest recognized amortization of $2.3 million and a total benefit of $2.4 million, compared to $2.5 million of amortization and $2.6 million of tax benefit for the same period in 2022. Our unfunded commitment for our LIHTC investments was less than $1 million at September 30, 2023 and will be paid out in installments through 2035.

Our HTC investment had a balance of $14 million at September 30, 2023, compared to $11 million at December 31, 2022. Through 2022, the investment was accounted for as an investment in unconsolidated investee. Due to the adoption of ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, the investment was reclassified as an other invested asset during 2023. A total tax benefit of $1.4 million was recognized from our HTC investment during the third quarter of 2023, compared to $1.3 million in the third quarter of 2022. For the nine-months ended September 30, 2023, our HTC investment recognized a total benefit of $4.3 million, compared to $3.9 million for the same period in 2022. Our HTC investment recognized $1.1 million of amortization as a component of income tax expense during the third quarter of 2023 and $3.4 million of amortization during the first nine months of 2023. Our unfunded commitment for our HTC investment totaled $1 million at September 30, 2023 and is expected be paid during 2023.

As of September 30, 2023, $57 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of September 30, 2023, $50 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $27 million as of September 30, 2023, down from $28 million as of December 31, 2022, and had $5 million of associated unfunded commitments at September 30, 2023. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $56 million of investments in unconsolidated investees at September 30, 2023, compared to $58 million at December 31, 2022. At September 30, 2023, our investment in Prime Holdings Insurance Services, Inc. (Prime) was $56 million and other investments in unconsolidated investees totaled less than $1 million. Through December 31, 2022, our $11 million HTC investment was accounted for as an unconsolidated investee, but was reclassified as an other invested asset during 2023 due to the adoption of ASU 2023-02.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. We had a cash and short-term investment balance of $18 million and $125 million, respectively, at September 30, 2023, compared to $23 million and $36 million, respectively, at December 31, 2022.

3. DEBT

As of September 30, 2023, we had $100 million in debt outstanding. On September 15, 2023, we retired $150 million in senior notes that were originally issued in 2013. Additionally, on September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries a floating interest rate of 7.07 percent which will reset during the first quarter of 2024. The credit facility with PNC was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. Further, RLI Insurance Company borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 10, 2021. The borrowing matures on November 10, 2023 and has an option to be paid off prior to maturity. Interest is paid monthly at an annualized rate of 0.84 percent.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first nine months of 2023 and 2022:

	For the Nine Months
	Ended September 30,
(in thousands)	2023	2022
Unpaid losses and LAE at beginning of year
Gross	$2,315,637	$2,043,555
Ceded	(740,089)	(608,086)
Net	$1,575,548	$1,435,469

Increase (decrease) in incurred losses and LAE
Current accident year	$551,975	$491,559
Prior accident years	(93,986)	(103,032)
Total incurred	$457,989	$388,527

Loss and LAE payments for claims incurred
Current accident year	$(113,010)	$(52,435)
Prior accident years	(252,786)	(219,682)
Total paid	$(365,796)	$(272,117)

Net unpaid losses and LAE at September 30,	$1,667,741	$1,551,879

Unpaid losses and LAE at September 30,
Gross	$2,488,695	$2,322,737
Ceded	(820,954)	(770,858)
Net	$1,667,741	$1,551,879

For the first nine months of 2023, incurred losses and LAE included $94 million of favorable development on prior years’ loss reserves, largely from accident years 2016 through 2018 and 2020 through 2022. Commercial excess, executive products, general liability, professional services, personal umbrella, surety and commercial property were drivers of the favorable development. No products experienced significant adverse development.

For the first nine months of 2022, incurred losses and LAE included $103 million of favorable development on prior years’ loss reserves, largely from accident years 2018 through 2021. General liability, professional services, transportation, executive products, commercial excess, marine and surety were drivers of the favorable development. No products experienced significant adverse development.

5. INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2023 was 9.9 percent and 18.7 percent, respectively, compared to 20.7 percent and 20.0 percent, respectively, for the same period in 2022. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective tax rate was lower for the three and nine-month periods in 2023, as lower pretax income increased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three and nine-month period ended September 30, 2023 and 2022 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended September 30, 2023				For the Nine Months Ended September 30, 2023
	2023		2022		2023		2022
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$3,154	21.0%	$116,487	21.0%	$49,107	21.0%	$127,401	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(395)	(2.6)%	(95)	(0.0)%	(3,263)	(1.4)%	(2,270)	(0.4)%
Tax exempt interest income	(270)	(1.8)%	(280)	(0.1)%	(827)	(0.4)%	(850)	(0.1)%
Dividends received deduction	(164)	(1.1)%	(240)	(0.0)%	(597)	(0.3)%	(673)	(0.1)%
Tax credit	(779)	(5.2)%	(1,461)	(0.3)%	(2,338)	(1.0)%	(4,383)	(0.7)%
ESOP dividends paid deduction	(142)	(1.0)%	(136)	(0.0)%	(423)	(0.2)%	(404)	(0.0)%
Nondeductible expenses	158	1.1%	34	0.0%	1,505	0.6%	608	0.1%
Other items, net	(79)	(0.5)%	500	0.1%	678	0.4%	1,667	0.2%
Total tax expense	$1,483	9.9%	$114,809	20.7%	$43,842	18.7%	$121,096	20.0%

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

6. STOCK BASED COMPENSATION

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

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023, LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 4,004,891 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 165,063 awards under the 2023 LTIP.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2.0 million and $6.6 million in the three and nine-month periods ended September 30, 2023, respectively, compared to $2.4 million and $6.2 million, respectively, for the same period in 2022. The total income tax benefit was $0.3 million and $1.1 million for the three and nine-month periods ended September 30, 2023, compared to $0.4 million and $1.0 million, respectively, for the same periods in 2022. Total unrecognized compensation expense relating to outstanding and unvested awards was $7 million, which will be recognized over the weighted average vesting period of 2.97 years.

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

The following tables summarize option activity for the nine-month period ended September 30, 2023:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2023	1,695,660	$82.42
Options granted	172,250	135.51
Options exercised	(219,905)	57.15
Options canceled/forfeited	(8,585)	96.99
Outstanding options at September 30, 2023	1,639,420	$91.31	4.83	$73,168
Exercisable options at September 30, 2023	849,997	$76.60	3.64	$50,400

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $17 million and $6 million during the first nine months of 2023 and 2022, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2023		2022
Weighted-average fair value of grants	$26.71		$20.99
Risk-free interest rates	3.41%		2.86%
Dividend yield	2.29%		2.50%
Expected volatility	22.96%		22.89%
Expected option life	4.94	years	5.06	years

The risk-free rate was determined based on U.S. treasury yields that most closely approximated the options’ expected life. The dividend yield was determined based on the average annualized quarterly dividends paid during the most recent five-year period and incorporated a consideration for special dividends paid in recent history. The expected volatility was calculated based on the median of the rolling volatilities for the expected life of the options. The expected option life was determined based on historical exercise behavior and the assumption that all outstanding options will be exercised at the midpoint of the current date and remaining contractual term, adjusted for the demographics of the current year’s grant.

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or greater. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $3 million and $2 million during the first nine months of 2023 and 2022, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2023	44,208	$109.51
Granted	20,413	136.19
Reinvested	288	132.60
Vested	(19,957)	103.61
Forfeited	(1,795)	116.10
Nonvested at September 30, 2023	43,157	$124.74

7. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months		For the Nine Months
Revenues	Ended September 30,		Ended September 30,
(in thousands)	2023	2022	2023	2022
Casualty	$189,305	$179,615	$562,384	$528,494
Property	94,988	80,844	285,596	222,974
Surety	34,116	31,009	100,432	91,962
Net premiums earned	$318,409	$291,468	$948,412	$843,430
Net investment income	31,963	21,270	87,835	57,625
Net realized gains	6,558	573,170	26,758	591,562
Net unrealized gains (losses) on equity securities	(25,236)	(26,414)	15,474	(155,218)
Total consolidated revenue	$331,694	$859,494	$1,078,479	$1,337,399

Net Earnings
(in thousands)	2023	2022	2023	2022
Casualty	$18,670	$11,329	$57,478	$60,418
Property	(20,671)	(8,308)	33,589	40,273
Surety	6,248	5,775	22,271	23,539
Net underwriting income (loss)	$4,247	$8,796	$113,338	$124,230
Net investment income	31,963	21,270	87,835	57,625
Net realized gains	6,558	573,170	26,758	591,562
Net unrealized gains (losses) on equity securities	(25,236)	(26,414)	15,474	(155,218)
General corporate expense and interest on debt	(4,245)	(4,768)	(16,733)	(14,587)
Equity in earnings (loss) of unconsolidated investees	1,732	(17,352)	7,169	3,061
Earnings before income taxes	$15,019	$554,702	$233,841	$606,673
Income tax expense	1,483	114,809	43,842	121,096
Net earnings	$13,536	$439,893	$189,999	$485,577

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Nine Months
Net Premiums Earned	Ended September 30,		Ended September 30,
(in thousands)	2023	2022	2023	2022
Casualty
Commercial excess and personal umbrella	$72,559	$65,131	$209,402	$187,666
General liability	25,250	25,284	77,166	74,130
Commercial transportation	25,843	24,205	76,473	71,774
Professional services	24,882	24,174	73,841	71,590
Small commercial	18,096	17,005	54,492	50,463
Executive products	5,943	6,556	18,449	20,208
Other casualty	16,732	17,260	52,561	52,663
Total	$189,305	$179,615	$562,384	$528,494
Property
Commercial property	$63,783	$43,201	$173,264	$115,419
Marine	33,436	29,592	96,484	84,499
Other property	(2,231)	8,051	15,848	23,056
Total	$94,988	$80,844	$285,596	$222,974
Surety
Commercial	$12,653	$12,057	$37,576	$35,423
Miscellaneous	11,966	10,751	35,900	33,691
Contract	9,497	8,201	26,956	22,848
Total	$34,116	$31,009	$100,432	$91,962
Grand Total	$318,409	$291,468	$948,412	$843,430

8. LEASES

Right-of-use (ROU) assets are included in the other assets line item and lease liabilities are included in the other liabilities line item of the consolidated balance sheet. We determine if a contract contains a lease at inception and recognize operating lease ROU assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements may include options to extend or terminate. The options are exercised at our discretion and are included in operating lease liabilities if it is reasonably certain the option will be exercised. Lease agreements have lease and non-lease components, which are accounted for as a single lease component. Operating lease costs for future minimum lease payments are recognized on a straight-line basis over the lease terms. Variable lease costs are expensed in the period in which the obligations are incurred. Sublease income is recognized on a straight-line basis over the sublease term.

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three and nine-month periods ended September 30, 2023 and 2022 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$1,235	$1,272	$3,743	$3,686
Variable lease cost	320	339	1,202	1,073
Sublease income	(139)	(139)	(416)	(416)
Total lease cost	$1,416	$1,472	$4,529	$4,343

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,431	$1,387	$4,186	$3,987

ROU assets obtained in exchange for new operating lease liabilities	$319	$54	$1,303	$2,485

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$—	$200	$—

Other non-cash reductions to ROU assets	$—	$—	$—	$73

(in thousands)	September 30, 2023		December 31, 2022
Operating lease ROU assets	$10,339		$12,766
Operating lease liabilities	$11,593		$14,499
Weighted-average remaining lease term - operating leases	4.16	years	4.21	years
Weighted-average discount rate - operating leases	2.06%		2.11%

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

(in thousands)	September 30, 2023
2023	$1,205
2024	3,919
2025	2,709
2026	1,744
2027	997
2028	704
Thereafter	884
Total future minimum lease payments	$12,162
Less imputed interest	(569)
Total operating lease liability	$11,593

9. ACQUISITONS AND DISPOSTIONS

On September 30, 2022, RLI Corp. completed the sale of its equity method investment in Maui Jim, Inc. to Kering Eyewear for cash proceeds of $687 million. A net realized gain of $571 million was recognized during 2022, and the payout of the working capital escrow during the first quarter of 2023 resulted in the recognition of an additional $14 million realized gain. The gains were recorded in the net realized gain line item of the statement of earnings.

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

The casualty portion of our business consists largely of commercial excess, personal umbrella, general liability, transportation and management liability coverages, as well as package business and other specialty coverages, such as professional liability and workers’ compensation for office-based professionals. We also assume a limited amount of hard-to-place risks through a quota share reinsurance agreement. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

Our property segment is comprised primarily of commercial fire, earthquake, difference in conditions and marine coverages. We also offer select personal lines policies, including homeowners’ coverages in Hawaii. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires, hurricanes and other storms. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast, and wind storms to commercial properties throughout the Gulf and East Coast, as well as to homes we insure in Hawaii. We limit our net aggregate exposure to a catastrophic event by managing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout insurance cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

The surety segment specializes in writing small to medium-sized contract surety coverages, including payment and performance bonds. We offer a variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the financial, healthcare, as well as onshore and offshore energy, petrochemical and refining industries. We also offer a variety of miscellaneous bonds including, but not limited to: license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees commercial contractors’ contractual obligations for a specific construction project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations, and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these captions is presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 7 to the unaudited condensed consolidated interim financial statements in this quarterly report on Form 10-Q, and in note 12 to the consolidated financial statements in our 2022 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2023	2022	2023	2022
Net earnings	$13,536	$439,893	$189,999	$485,577
Income tax expense	1,483	114,809	43,842	121,096
Earnings before income taxes	$15,019	$554,702	$233,841	$606,673
Equity in (earnings) loss of unconsolidated investees	(1,732)	17,352	(7,169)	(3,061)
General corporate expenses	2,372	2,755	10,805	8,553
Interest expense on debt	1,873	2,013	5,928	6,034
Net unrealized (gains) losses on equity securities	25,236	26,414	(15,474)	155,218
Net realized gains	(6,558)	(573,170)	(26,758)	(591,562)
Net investment income	(31,963)	(21,270)	(87,835)	(57,625)
Net underwriting income	$4,247	$8,796	$113,338	$124,230

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

Critical Accounting Policies

In preparing the unaudited condensed consolidated interim financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net premiums earned increased 12 percent, with all segments contributing to the growth. Positive market performance resulted in $15 million of unrealized gains on equity securities in the first nine months of 2023, while overall market declines resulted in $155 million of unrealized losses in 2022. Investment income was up 52 percent, due to an increased average asset base and higher interest rates relative to the prior year. Realized gains during the first nine months of 2023 were comprised of $16 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $3 million of realized losses on the fixed income portfolio and $14 million of realized gains from the payout of the working capital escrow from our sale of Maui Jim, Inc. (Maui Jim). This compares to $20 million of realized gains on the equity portfolio, $3 million of realized losses on the fixed income portfolio and $574 million of realized gains from the sale of our investment in Maui Jim in the previous year.

	For the Nine Months
	Ended September 30,
Consolidated Revenues (in thousands)	2023	2022
Net premiums earned	$948,412	$843,430
Net investment income	87,835	57,625
Net realized gains	26,758	591,562
Net unrealized gains (losses) on equity securities	15,474	(155,218)
Total consolidated revenue	$1,078,479	$1,337,399

Net earnings for the first nine months of 2023 totaled $190 million, compared to $486 million for the same period in 2022. The decrease for 2023 was primarily attributed to the $437.7 million of after-tax earnings recognized from the sale of our equity method investment in Maui Jim in 2022. The impact was partially offset by the $25 million of net after-tax realized and unrealized gains on equity securities, compared to $107 million of after-tax realized and unrealized losses in 2022. Underwriting results for 2023 were impacted by $52 million of pretax losses and $14 million of reinstatement premium from the Hawaiian wildfires, as well as $27 million of storm losses. Comparatively, 2022 included $40 million of pretax hurricane losses and $5 million of pretax storm losses. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $94 million in the first nine months of 2023, compared to $103 million in 2022.

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

Underwriting income was $113 million on an 88.0 combined ratio for the first nine months of 2023, compared to $124 million on an 85.3 combined ratio in the same period of 2022. The loss ratio increased to 48.3 from 46.1, due to higher levels of catastrophe losses in 2023. The expense ratio increased to 39.7 from 39.2, as improved year to date metrics led to larger levels of bonus and profit-sharing expenses in 2023. We also increased investments in our people and technology to support growth, improve customer experiences and drive efficiencies, which impacted all segments.

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. In the first nine months of 2023, we recognized $7 million of investee earnings from Prime. Comparatively, the first nine months of 2022 reflected $9 million of investee earnings from Prime and $3 million of investee losses for Maui Jim, primarily due to transaction related expenses from the sale of Maui Jim in the third quarter of 2022.

Comprehensive earnings totaled $151 million for the first nine months of 2023, compared to $191 million for the first nine months of 2022. Other comprehensive earnings (loss) primarily included net after-tax unrealized losses from the fixed income portfolio. Other comprehensive loss of $39 million in the first nine months of 2023 was attributable to higher interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $294 million of other comprehensive loss was recognized in 2022, as interest rates increased.

Premiums

Gross premiums written increased $191 million for the first nine months of 2023, compared to the same period of 2022. Growth was achieved in all three segments, though the increase was largely driven by products in the property segment. Net premiums earned increased $105 million, driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Nine Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Casualty
Commercial excess and personal umbrella	$276,592	$247,750	12%	$209,402	$187,666	12%
General liability	80,160	84,405	(5)%	77,166	74,130	4%
Commercial transportation	96,156	98,691	(3)%	76,473	71,774	7%
Professional services	83,634	79,406	5%	73,841	71,590	3%
Small commercial	59,655	55,529	7%	54,492	50,463	8%
Executive products	66,581	73,307	(9)%	18,449	20,208	(9)%
Other casualty	60,420	65,414	(8)%	52,561	52,663	(0)%
Total	$723,198	$704,502	3%	$562,384	$528,494	6%
Property
Commercial property	$395,979	$241,800	64%	$173,264	$115,419	50%
Marine	111,205	100,923	10%	96,484	84,499	14%
Other property	32,141	28,806	12%	15,848	23,056	(31)%
Total	$539,325	$371,529	45%	$285,596	$222,974	28%
Surety
Commercial	$40,968	$39,560	4%	$37,576	$35,423	6%
Miscellaneous	38,554	38,394	0%	35,900	33,691	7%
Contract	30,255	27,713	9%	26,956	22,848	18%
Total	$109,777	$105,667	4%	$100,432	$91,962	9%
Grand Total	$1,372,300	$1,181,698	16%	$948,412	$843,430	12%

Casualty

Gross premiums written for the casualty segment increased $19 million in the first nine months of 2023. Continued new business growth across our personal umbrella and small commercial distribution channels, as well as positive rate movement across a large portion of our casualty segment, offset challenging conditions some lines experienced during the first nine months. We are running off our energy liability business, which resulted in a $19 million decrease within the commercial excess and general liability products. Executive products premium decreased as a result of a more competitive market, particularly with public directors and officers coverages. Additionally, commercial transportation premium decreased, as trucking companies’ revenues are down compared to last year and there is some consolidation underway in the bus industry. However, the benefit of our diversified book of business is that select products can work through challenges they may encounter while the success of other products allows us to achieve positive overall results.

Property

Gross premiums written for the property segment increased $168 million in the first nine months of 2023. Our commercial property business was up $154 million, as wind rates continued to increase and limited exposure growth was experienced. Rate increases and new opportunities led to $10 million of premium growth for our marine product.

Surety

Gross premiums written for the surety segment increased $4 million for the first nine months of 2023. Contract surety benefited from new agency relationships and new construction projects. The expansion of existing accounts and new business resulted in increased premium for commercial surety.

Underwriting Income

	For the Nine Months
	Ended September 30,
	2023	2022
Underwriting Income (in thousands)
Casualty	$57,478	$60,418
Property	33,589	40,273
Surety	22,271	23,539
Total	$113,338	$124,230

Combined Ratio
Casualty	89.8	88.6
Property	88.2	81.9
Surety	77.8	74.4
Total	88.0	85.3

Casualty

The casualty segment recorded underwriting income of $57 million in the first nine months of 2023, compared to $60 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $69 million, primarily on accident years 2015 through 2018 and 2020 through 2022. Favorable development was widespread, with notable amounts from commercial excess, executive products, general liability, personal umbrella and professional services. In comparison, $73 million of prior accident years’ reserves were released in the first nine months of 2022. General liability, professional services, transportation, executive products and commercial excess were drivers of the favorable development in 2022. Offsetting the favorable development, storm losses on casualty-oriented package policies that include property coverage resulted in $2 million of losses in 2023 and $8 million of losses in 2022.

The combined ratio for the casualty segment was 89.8 in 2023, compared to 88.6 in 2022. The segment’s loss ratio was 52.7 in 2023, down from 52.8 in 2022. The expense ratio for the casualty segment was 37.1, up from 35.8 for the same period last year. The increase in expense ratio was the result of continued investments in technology and people to support growth and improve customer experiences.

Property

The property segment recorded underwriting income of $34 million for the first nine months of 2023, compared to $40 million for the same period last year. Underwriting results for 2023 included $17 million of favorable development on prior years’ loss and catastrophe reserves, $25 million of storm losses, as well as $52 million of losses and $14 million of reinstatement premium from the Hawaiian wildfires. Comparatively, the 2022 underwriting results included $21 million of favorable development on prior years’ loss and catastrophe reserves, $33 million of hurricane losses and $5 million of other storm losses.

Underwriting results for the first nine months of 2023 translated into a combined ratio of 88.2, compared to 81.9 for the same period last year. The segment’s loss ratio was 52.3 in 2023, up from 44.9 in 2022, due to an increase in catastrophe losses. The segment’s expense ratio decreased to 35.9 in 2023 from 37.0 in the prior year, as the growth in the earned premium base exceeded the growth in expense.

Surety

The surety segment recorded underwriting income of $22 million for the first nine months of 2023, compared to $24 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2023 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $8 million. Results for 2022 included $9 million of favorable development on prior accident years’ reserves.

The combined ratio for the surety segment totaled 77.8 for the first nine months of 2023, compared to 74.4 for the same period in 2022. The segment’s loss ratio increased to 11.8 in 2023, up from 10.4 in 2022, due to lower levels of favorable prior accident years’ reserve development. The expense ratio was 66.0, up from 64.0 in the prior year.

Investment Income

Our investment portfolio generated net investment income of $88 million during the first nine months of 2023, an increase of 52 percent from that reported for the same period in 2022. The increase in investment income was due to higher interest rates as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first nine months of 2023 and 2022 were as follows:

	2023	2022
Pretax Yield
Taxable	3.45%	2.82%
Tax-Exempt	2.79%	2.67%
After-Tax Yield
Taxable	2.73%	2.23%
Tax-Exempt	2.64%	2.53%

The following table depicts the composition of our investment portfolio at September 30, 2023 as compared to December 31, 2022:

(in thousands)	September 30, 2023		December 31, 2022
Fixed income	$2,717,627	78.7%	$2,666,950	81.5%
Equity securities	534,436	15.5%	498,382	15.2%
Short-term investments	125,032	3.6%	36,229	1.1%
Other invested assets	59,730	1.7%	47,922	1.5%
Cash	18,445	0.5%	22,818	0.7%
Total investments and cash	$3,455,270	100.0%	$3,272,301	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $51 million in the first nine months of 2023. Average fixed income duration was 4.6 years at September 30, 2023, reflecting our liability structure and sound capital position. The equity portfolio increased by $36 million during the first nine months of 2023, due to the positive performance of equity markets. Short-term investments increased by $89 million, as improved yields made AAA-rated government money market funds an investable asset class.

Income Taxes

Our effective tax rate for the first nine months of 2023 was 18.7 percent, compared to 20.0 percent for the same period in 2022. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was lower for the nine-month period in 2023, as lower pretax income increased the percentage impact of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net premiums earned increased 9 percent, with all segments contributing to the growth. Overall equity market declines resulted in $25 million of unrealized losses on equity securities in the third quarter of 2023, compared to $26 million in the third quarter of 2022. Investment income was up 50 percent, due to an increased average asset base and higher interest rates relative to the prior year. Realized gains during the third quarter of 2023 were comprised of $7 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, and less than $1 million of realized losses on the fixed income portfolio. This compares to less than $1 million of realized gains on the equity portfolio, $2 million of realized losses on the fixed income portfolio and a $574 million gain from the sale of Maui Jim in the same period of 2022.

	For the Three Months
	Ended September 30,
Consolidated Revenues (in thousands)	2023	2022
Net premiums earned	$318,409	$291,468
Net investment income	31,963	21,270
Net realized gains	6,558	573,170
Net unrealized gains (losses) on equity securities	(25,236)	(26,414)
Total consolidated revenue	$331,694	$859,494

Net earnings for the third quarter of 2023 totaled $14 million, compared to $440 million for the same period in 2022. The decrease for 2023 was primarily attributed to the $437.7 million of after-tax earnings recognized from the sale of our equity method investment in Maui Jim in 2022. Underwriting results for 2023 were impacted by $52 million of pretax losses and $14 million of reinstatement premium from the Hawaiian wildfires, as well as $5 million of storm losses. Comparatively, 2022 included $40 million of pretax hurricane losses. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $22 million in the third quarter of 2023, compared to $33 million in 2022.

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

Underwriting income was $4 million on a 98.7 combined ratio for the third quarter of 2023, compared to $9 million on a 97.0 combined ratio in the same period of 2022. The loss ratio increased to 59.5 from 56.6, due to higher net retained catastrophe losses and lower levels of favorable development on prior years’ loss reserves in 2023. The expense ratio decreased to 39.2 from 40.4, with 2023 benefiting from a larger earned premium base.

In the third quarter of 2023, we recognized $2 million of investee earnings from Prime. Comparatively, the third quarter of 2022 reflected investee earnings of $3 million from Prime and $18 million of investee losses from Maui Jim, primarily due to transaction related expenses from the sale of the company in the third quarter of 2022.

Comprehensive loss totaled $43 million for the third quarter of 2023, compared to $359 million in comprehensive earnings for the same period of 2022. Other comprehensive earnings (loss) primarily included net after-tax unrealized losses from the fixed income portfolio. Other comprehensive loss of $57 million in the third quarter of 2023 was attributable to higher interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $81 million of other comprehensive loss was recognized in 2022, as interest rates increased.

Premiums

Gross premiums written increased $46 million for the third quarter of 2023, compared to the same period of 2022. Growth was achieved from the property and casualty segments. Net premiums earned increased $27 million, driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended September 30,			Ended September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Casualty
Commercial excess and personal umbrella	$99,752	$84,452	18%	$72,559	$65,131	11%
General liability	24,548	25,213	(3)%	25,250	25,284	(0)%
Commercial transportation	37,441	38,099	(2)%	25,843	24,205	7%
Professional services	28,352	27,016	5%	24,882	24,174	3%
Small commercial	19,409	18,592	4%	18,096	17,005	6%
Executive products	26,236	27,685	(5)%	5,943	6,556	(9)%
Other casualty	18,569	19,309	(4)%	16,732	17,260	(3)%
Total	$254,307	$240,366	6%	$189,305	$179,615	5%
Property
Commercial property	$111,034	$79,652	39%	$63,783	$43,201	48%
Marine	36,235	35,927	1%	33,436	29,592	13%
Other property	11,321	10,504	8%	(2,231)	8,051	(128)%
Total	$158,590	$126,083	26%	$94,988	$80,844	17%
Surety
Commercial	$13,929	$14,330	(3)%	$12,653	$12,057	5%
Miscellaneous	12,733	12,580	1%	11,966	10,751	11%
Contract	9,765	10,391	(6)%	9,497	8,201	16%
Total	$36,427	$37,301	(2)%	$34,116	$31,009	10%
Grand Total	$449,324	$403,750	11%	$318,409	$291,468	9%

Casualty

Gross premiums written for the casualty segment increased $14 million in the third quarter of 2023. Continued momentum with our personal umbrella distribution base offset challenging conditions some lines experienced during the third quarter. The runoff of our energy liability business resulted in a $5 million decrease within the commercial excess and general liability products for the quarter. Executive products premium decreased as a result of a more competitive market, particularly with directors and officers coverages.

Property

Gross premiums written for the property segment increased $33 million in the third quarter of 2023. Our commercial property business grew by $31 million. Continued rate increases on wind exposures has allowed us to achieve this result with limited exposure growth, while also strengthening terms and conditions. Net premiums earned are negative for other property in 2023, as a result of the $14 million of reinstatement premium recorded for Hawaiian wildfires.

Surety

Gross premiums written for the surety segment decreased $1 million for the third quarter of 2023. The decline in commercial surety was due to the timing of select renewals that shifted to the fourth quarter. While public sector construction appears to be holding steady, private sector construction has slowed, which led to declines in contract surety.

Underwriting Income (Loss)

	For the Three Months
	Ended September 30,
	2023	2022
Underwriting Income (Loss) (in thousands)
Casualty	$18,670	$11,329
Property	(20,671)	(8,308)
Surety	6,248	5,775
Total	$4,247	$8,796

Combined Ratio
Casualty	90.1	93.7
Property	121.8	110.3
Surety	81.7	81.4
Total	98.7	97.0

Casualty

The casualty segment recorded underwriting income of $19 million in the third quarter of 2023, compared to $11 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $22 million, primarily on accident years 2015 through 2017 and 2020 through 2022. Favorable development was widespread, with notable amounts from our executive products, commercial excess, general liability and personal umbrella products. In comparison, $28 million of prior accident years’ reserves were released in the third quarter of 2022. General liability, commercial excess and executive products were drivers of the favorable development in 2022. Storm losses on casualty-oriented package policies that include property coverage offset the favorable development and resulted in $0.5 million of losses in 2023 and $7.0 million of losses in 2022.

The combined ratio for the casualty segment was 90.1 in 2023, compared to 93.7 in 2022. The segment’s loss ratio was 53.7 in 2023, down from 56.1 in 2022. The decrease in loss ratio was attributable to improved results in the current accident year, which included lower levels of storm losses. The expense ratio for the casualty segment was 36.4, down from 37.6 for the same period last year, as the growth in the earned premium base exceeded the growth in expense for all segments.

Property

The property segment recorded $21 million of underwriting loss for the third quarter of 2023, compared to $8 million of underwriting loss for the same period last year. Underwriting results for 2023 included $0.4 million of unfavorable development on prior years’ loss and catastrophe reserves, $5 million of storm losses, as well as $52 million of losses and $14 million of reinstatement premium from the Hawaiian wildfires. Comparatively, the 2022 underwriting results included $3 million of favorable development on prior years’ loss and catastrophe reserves and $33 million of hurricane losses.

Underwriting results for the third quarter of 2023 translated into a combined ratio of 121.8, compared to 110.3 for the same period last year. The segment’s loss ratio was 86.3 in 2023, up from 73.4 in 2022, due to the increase in catastrophe losses. The segment’s expense ratio decreased to 35.5 in 2023 from 36.9 in the prior year.

Surety

The surety segment recorded underwriting income of $6 million for the third quarter of 2023 and 2022. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2023 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $1 million, compared to $2 million in 2022.

The combined ratio for the surety segment totaled 81.7 for the third quarter of 2023, compared to 81.4 for the same period in 2022. The segment’s loss ratio was 17.2 in 2023, up from 16.2 in 2022, due to lower levels of prior accident year reserve releases. The expense ratio was 64.5, down from 65.2 in the prior year.

Investment Income

Our investment portfolio generated net investment income of $32 million during the third quarter of 2023, an increase of 50 percent from that reported for the same period in 2022. The increase in investment income was due to higher interest rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the third quarter of 2023 and 2022 were as follows:

	2023	2022
Pretax Yield
Taxable	3.54%	2.91%
Tax-Exempt	2.81%	2.69%
After-Tax Yield
Taxable	2.80%	2.30%
Tax-Exempt	2.66%	2.55%

Income Taxes

Our effective tax rate for the third quarter of 2023 was 9.9 percent, compared to 20.7 percent for the same period in 2022. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was lower for the third quarter of 2023, as lower pretax income increased the percentage impact of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2023 and 2022:

(in thousands)	2023	2022
Operating cash flows	$342,192	$282,886
Investing cash flows	(211,473)	384,536
Financing cash flows	(135,092)	(32,715)
Total	$(4,373)	$634,707

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first nine months of 2023 benefited from increased premium receipts relative to the first nine months of 2022, but were also impacted by elevated levels of loss and settlement expense payments. Investing cash flows in 2022 reflect the cash received from the sale of our investment in Maui Jim at the end of the third quarter. Given proceeds from the sale were received on September 30, 2022, only a portion of the funds could be reinvested prior to the end of the quarter.

As of September 30, 2023, we had $100 million in debt outstanding. On September 15, 2023, we retired $150 million in senior notes that were originally issued in 2013. Additionally, on September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries a floating interest rate of 7.07 percent which will reset during the first quarter of 2024. The credit facility with PNC was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. Further, RLI Insurance Company borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 10, 2021. The borrowing matures on November 10, 2023 and has an option to be paid off prior to maturity. Interest is paid monthly at an annualized rate of 0.84 percent.

Two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of September 30, 2023, $57 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

As of September 30, 2023, we had cash and other investments maturing within one year of approximately $318 million and an additional $892 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at September 30, 2023 have increased $183 million from December 31, 2022. As of September 30, 2023, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$334,650	$321,611	$(13,039)	9.3%	AA+
U.S. agency	51,477	48,368	(3,109)	1.4%	AA+
Non-U.S. government & agency	4,800	3,811	(989)	0.1%	BBB+
Agency MBS	457,496	399,381	(58,115)	11.6%	AA+
ABS/CMBS/MBS**	302,659	265,779	(36,880)	7.7%	AA+
Corporate	1,253,152	1,153,384	(99,768)	33.4%	A-
Municipal	642,551	525,293	(117,258)	15.2%	AA
Total fixed income	$3,046,785	$2,717,627	$(329,158)	78.7%	AA-
Equity	347,772	534,436	186,664	15.5%
Short-term investments	125,032	125,032	—	3.6%
Other invested assets	56,617	59,730	3,113	1.7%
Cash	18,445	18,445	—	0.5%
Total portfolio	$3,594,651	$3,455,270	$(139,381)	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of September 30, 2023, our fixed income portfolio had the following rating distribution:

					Below
					Investment
	AAA	AA	A	BBB	Grade	No Rating	Fair Value
U.S. government	-	321,611	-	-	-	-	321,611
U.S. agency	-	48,368	-	-	-	-	48,368
Non-U.S. government & agency	-	-	1,640	2,171	-	-	3,811
Agency MBS	-	399,381	-	-	-	-	399,381
ABS/CMBS/MBS*	169,828	23,651	53,831	-	-	18,469	265,779
Corporate	30,231	109,213	488,165	321,356	141,027	63,392	1,153,384
Municipal	132,118	340,260	52,915	-	-	-	525,293
Total	332,177	1,242,484	596,551	323,527	141,027	81,861	2,717,627
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

As of September 30, 2023, our fixed income portfolio remained well diversified, with 1,783 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of September 30, 2023, we had $146 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of September 30, 2023, we had $119 million in commercial and non-agency mortgage-backed securities and $399 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 7.7 percent of our investment portfolio at quarter end.

We had $1,153 million in corporate fixed income securities as of September 30, 2023, which includes $112 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

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

As of September 30, 2023, our equity portfolio had a dividend yield of 2.4 percent, compared to 1.6 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 84 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $56 million of investments in unconsolidated investees at September 30, 2023, compared to $58 million at December 31, 2022.

Our investment portfolio does not have any exposure to derivatives.

As of September 30, 2023, our capital structure consisted of $100 million in debt and $1.3 billion of shareholders’ equity. Debt outstanding comprised 7 percent of total capital as of September 30, 2023. Interest and fees on debt obligations totaled $6 million for the first nine months of 2023 and 2022. We incurred interest expense on debt at an average annual interest rate of 3.90 percent during the first nine months of 2023, compared to 3.89 percent during the same period last year.

We paid a regular quarterly cash dividend of $0.27 per share on September 20, 2023, the same amount as the prior quarter. We have increased dividends in each of the last 48 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2023, our holding company had $1.3 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $156 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first nine months of 2023, RLI Ins. paid $45 million in ordinary dividends to RLI Corp. In 2022, our principal insurance subsidiary paid ordinary dividends totaling $13 million. As of September 30, 2023, $105 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds -

Items 2(a) and (b) are not applicable.

In 2010, our Board of Directors implemented a $100 million share repurchase program. In 2023, our Board of Directors terminated the share repurchase program. We did not repurchase any shares during 2023.

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

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 25, 2023