Form 10-K
period 2023-12-31
RLI CORP
filed 2024-02-23
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, based upon the closing sale price of the Common Stock on June 30, 2023, was $5,668,979,903. Shares of Common Stock held by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, on February 14, 2024 was 45,659,290.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders are incorporated herein by reference into Part III of this document.

RLI Corp.

PART I

Item 1. Business

RLI Corp. was founded in 1965. References to “the Company,” “we,” “our,” “us” or like terms refer to the business of RLI Corp. and its subsidiaries. We underwrite select property, casualty and surety products through major subsidiaries collectively known as RLI Insurance Group. We conduct operations through three insurance companies. RLI Insurance Company (RLI Ins.), a subsidiary of RLI Corp. and our principal insurance subsidiary, writes multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Mt. Hawley Insurance Company (Mt. Hawley), a subsidiary of RLI Ins., writes excess and surplus lines insurance on a non-admitted basis in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. Contractors Bonding and Insurance Company (CBIC), a subsidiary of RLI Ins., writes multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia. Each of our insurance companies is domiciled in Illinois. We have no material foreign operations.

As a specialty insurance company with a niche focus, we offer insurance coverages in the specialty admitted and excess and surplus markets. We distribute our property, casualty and surety products through locations across the country that market to wholesale and retail brokers, independent agents and carrier partners. We offer limited coverages on a direct basis to select insureds, as well as various reinsurance coverages. From time to time, we also write a limited amount of business under agreements with managing general agents under the direction of our product leadership.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) available free of charge on our website (http://www.rlicorp.com). Information contained on our website is not intended to be incorporated by reference in this annual report and you should not consider that information a part of this annual report. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company.

SPECIALTY INSURANCE MARKET OVERVIEW

The specialty insurance market differs significantly from the standard market. In the standard market, products and coverage are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Competition tends to focus less on price and more on availability, coverage, service and other value-based considerations. While specialty market exposures may have higher insurance risks than their standard admitted market counterparts, we manage these risks to achieve superior financial returns. To reach our financial and operational goals, we must have extensive knowledge of, and expertise in, our markets. Many of our risks are underwritten on an individual basis and tailored coverages are employed in order to respond to distinctive risk characteristics. We operate in the specialty admitted insurance market, the excess and surplus insurance market and the specialty reinsurance markets.

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Many of these risks are unique and harder to place than in the standard admitted market, but for marketing and regulatory reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2023, our specialty admitted operations produced gross premiums written of $992 million, representing approximately 55 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows the Company to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and, in many cases, more expensive than in the standard admitted market. The excess and surplus lines environment and production model effectively filter submission flow and match market opportunities to our expertise and appetite. The excess and surplus market represented less than 10 percent of the entire domestic property and casualty industry as of December 31, 2022, according to AM Best and as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $794 million, or 44 percent, of our total gross premiums written in 2023.

SPECIALTY REINSURANCE MARKET

The business we write in the specialty reinsurance market is generally written on a portfolio basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its reinsurance clients. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. For 2023, our specialty reinsurance operations wrote gross premiums of $21 million, representing approximately 1 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

The segments of our insurance operations are casualty, property and surety. For additional information, see note 12 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. The table below summarizes the composition of net premiums earned by major product.

	Year ended December 31,
(in thousands)	2023		2022		2021
CASUALTY
Commercial excess and personal umbrella	$286,178	22%	$253,921	22%	$219,437	22%
Commercial transportation	103,719	8%	96,992	8%	83,352	8%
General liability	103,066	8%	100,374	9%	90,853	9%
Professional services	99,596	8%	95,187	9%	88,855	9%
Small commercial	72,920	6%	67,673	6%	64,660	7%
Executive products	24,687	2%	26,606	2%	21,873	2%
Other casualty	68,180	5%	71,079	6%	64,609	8%
Total	$758,346	59%	$711,832	62%	$633,639	65%

PROPERTY
Commercial property	$244,798	19%	$163,078	14%	$107,941	11%
Marine	129,428	10%	113,208	10%	97,745	10%
Other property	27,304	2%	31,600	3%	26,151	2%
Total	$401,530	31%	$307,886	27%	$231,837	23%

SURETY
Commercial	$49,707	4%	$47,652	4%	$43,738	4%
Transactional	47,983	3%	45,826	4%	43,982	5%
Contract	36,740	3%	31,240	3%	27,707	3%
Total	$134,430	10%	$124,718	11%	$115,427	12%
Grand total	$1,294,306	100%	$1,144,436	100%	$980,903	100%

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

General Liability

Our general liability business consists primarily of coverage for third-party liability of commercial insureds including manufacturers, contractors, apartments and mercantile. We also offer coverages for security guards and environmental liability for underground storage tanks, contractors and asbestos and environmental remediation specialists.

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

Small Commercial

Our small commercial business offers property and casualty insurance coverages for small to mid-sized contractors. The coverages included in these packages are predominantly general liability, but also have some inland marine coverages, as well as commercial automobile, property and excess coverage. These products are primarily marketed through retail agents.

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

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage for a variety of small business owners who work from their own home. We have a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). Through our reinsurance agreement with Prime, we assume general liability, excess, commercial auto, property and professional liability coverages on hard-to-place risks that are written in the excess and surplus and admitted insurance markets. Separately, we assume mortgage reinsurance, which provides credit risk transfer on pools of mortgages. We also offer general liability and package coverages through a general binding authority (GBA) group, a program in which select surplus lines producers are granted limited underwriting authority through our on-line system to bind business on behalf of the Company.

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

Other Property

We offer specialized homeowners’ and dwelling fire insurance through retail agents in Hawaii, as well as property coverages through our general binding authority group.

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

Transactional

Our transactional surety coverage includes small bonds for businesses and individuals written through independent insurance agencies throughout the United States. Examples of these types of bonds are license and permit, notary and court bonds. The underwriting and delivery of these bonds is highly automated.

Contract

We offer bonds for small to medium-sized contractors throughout the United States, underwritten on an account basis. Typically, these are performance and payment bonds that guarantee commercial contractors’ contractual obligations for a specific construction project. These bonds are marketed through a select number of insurance agencies that have surety and construction expertise. We also offer bonds for small and emerging contractors that are reinsured through the Federal Small Business Administration.

MARKETING AND DISTRIBUTION

We distribute our coverages across the country, primarily through wholesale and retail brokers, independent agents and carrier partners.

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

COMPETITION

Our specialty property and casualty insurance subsidiaries are part of a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,600 companies actively market property and casualty coverages. Our primary competitors in the casualty segment include AIG, Arch, Aspen, Beazley, Berkley, Chubb, CNA, Great American, Great West, Hartford, Hudson, James River, Kinsale, Lancer, Liberty, Markel, Protective, RSUI, Sompo, Travelers, USLI and Zurich. Primary competitors in the property segment include AmRisc, Arch, Arrowhead, CNA, Golden Bear, Lexington, Liberty Mutual, Markel, Palomar, RSUI, Special Risk Underwriters, Travelers, Velocity and Westchester. Primary competitors in the surety segment are AIG, Arch, Beazley, Berkley, Chubb, CNA, Great American, Hartford, Intact, Liberty Mutual, Markel, Merchants, Philadelphia, Sompo, Swiss Re, Travelers and Zurich. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of meeting this competition are innovative coverages, quality and consistent service to the agents and policyholders, and fair pricing. We compete favorably, in part, because of our sound financial condition and reputation, as well as our broad, geographic footprint in all 50 states, the District of Columbia, Puerto Rico, the Virgin Islands and Guam. In all segments, we have experienced underwriting and claim specialists. We continue to maintain our underwriting standards by not seeking market share at the expense of underwriting profit. We have a track record of withdrawing from markets when conditions become overly adverse and offering new coverages and programs where the opportunity exists to provide needed risk transfer with exceptional service on a profitable basis.

FINANCIAL STRENGTH RATINGS

Financial strength ratings are an important factor in establishing the relative competitive position of insurance companies. The ratings are independent opinions of an insurer’s financial strength and ability to meet ongoing insurance policy and contract obligations, based on a comprehensive quantitative and qualitative analysis of balance sheet strength, operating performance, business profile and enterprise risk management. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company. Publications of AM Best, Standard & Poor’s and Moody’s indicate that A and A+ ratings are assigned to those companies that, in their opinion, have a superior ability to meet ongoing insurance obligations, a strong capacity to meet financial commitments or a low credit risk, respectively.

At December 31, 2023, the following ratings were assigned to our insurance companies and represent affirmations of previously assigned ratings:

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

	Year Ended December 31,
(in thousands)	2023	2022	2021
PREMIUMS WRITTEN
Direct and Assumed	$1,806,660	$1,565,486	$1,347,354
Reinsurance ceded	(378,913)	(323,950)	(289,821)
Net	$1,427,747	$1,241,536	$1,057,533
PREMIUMS EARNED
Direct and Assumed	$1,699,419	$1,460,845	$1,253,296
Reinsurance ceded	(405,113)	(316,409)	(272,393)
Net	$1,294,306	$1,144,436	$980,903

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

Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. We may choose to participate in the reinsurance layers purchased by retaining a percentage of the layer. It is common to find conditions in excess of loss covers such as occurrence limits, aggregate limits and reinstatement premium charges. Occurrence limits cap our recovery for multiple losses caused by the same event. Aggregate limits cap our recovery for all losses ceded during the contract term. Lastly, we may be required to pay additional premium to reinstate the reinsurance limits for potential future recoveries during the same contract year.

Excluding catastrophe reinsurance, the table below summarizes the reinsurance treaty coverage currently in effect. We may purchase facultative coverage in addition to the treaty coverages shown below.

				Per Risk
(in millions)		Renewal	Attachment	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Point	Purchased	Retention *
General liability	Excess of Loss	1/1	$1.0	$9.0	$2.8
Commercial excess	Excess of Loss	1/1	1.0	9.0	2.8
Personal umbrella	Excess of Loss	1/1	1.0	9.0	2.8
Commercial transportation	Excess of Loss	1/1	1.0	9.0	2.8
Package - liability and workers' compensation	Excess of Loss	1/1	1.0	10.0	4.2
Workers' compensation catastrophe	Excess of Loss	1/1	11.0	14.0	—	**
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Executive products	Quota Share	7/1	N/A	25.0	6.3
Property - risk cover	Excess of Loss	1/1	2.0	23.0	5.4
Marine	Excess of Loss	6/1	2.5	27.5	2.5
Surety	Excess of Loss	4/1	2.0	73.0	9.7	***

*Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.

**	The workers’ compensation catastrophe treaty responds after our package liability and workers’ compensation excess of loss treaty with no additional retention.
***	A limited number of commercial surety accounts are permitted to exceed the $75 million limit. These accounts are subject to additional levels of review and are monitored on a monthly basis.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance. In the last renewal cycle, we increased co-participations within the ceded layers of the property reinsurance structure.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders, including earthquakes, hurricanes, floods, wildfires, convective storms and certain other aggregating events. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our catastrophe lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we may reduce exposure and may purchase less reinsurance as this capacity becomes unnecessary. Our reinsurance coverage for 2022 through 2024 are shown in the table below. Amounts for 2023 and 2022 reflect additional catastrophe reinsurance protection that was purchased mid-year to support growth in our catastrophe-exposed business.

Catastrophe Coverages

(in millions)

	2024		2023		2022
	First-Dollar		First-Dollar		First-Dollar
	Retention	Limit	Retention	Limit	Retention	Limit
California earthquake	$25	$850	$25	$850	$25	$750
Non-California earthquake	50	850	50	850	25	775
Other perils, including hurricane	50	750	50	750	25	625

Our property catastrophe program continues to be applied on an excess of loss basis. Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. These catastrophe limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages. We have participated in the catastrophe layers purchased by retaining a percentage of certain layers throughout this period. Our participation has varied over time based on price and the amount of risk transferred by each layer. All layers of the treaty include one reinstatement, which for certain layers requires the payment of additional premium.

The following table shows the likelihood that a loss from a single event would be less than the amount shown. For example, the 1-in-100 return period for hurricane means that the largest modeled hurricane occurrence had losses less than the amount shown in 99 out of 100 modeled years, while the largest modeled hurricane occurrence exceeded the amount shown in one out of 100 modeled years. Losses were modeled based on our exposure as of December 31, 2023, utilizing the reinsurance treaty structure in place as of January 1, 2024. The loss amounts are pre-tax and include the impact of reinsurance reinstatement premium.

(Losses in millions)		Hurricane		California Earthquake		Non-California Earthquake
Probability	Return Period	Gross Loss	Net Loss	Gross Loss	Net Loss	Gross Loss	Net Loss
90.0%	10 Year	$93	$50	$15	$11	$1	$1
96.0%	25 Year	208	69	88	28	13	8
98.0%	50 Year	322	86	209	46	50	30
99.0%	100 Year	457	99	375	72	128	44
99.6%	250 Year	688	112	647	97	265	63

Actual results could vary significantly from these modeled losses as the actual nature or severity of a particular event cannot be accurately predicted. Reinsurance limits are purchased based on the anticipated losses from large events. The largest losses shown above are possible, but have a lower probability of actually occurring. However, there is a remote chance that a larger event could occur. If the actual event losses are larger than anticipated, we could retain additional losses above the limit of our catastrophe reinsurance.

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

Catastrophe exposure modeling is inherently uncertain due to the model’s reliance on an infrequent observation of actual events, increasing the importance of capturing accurate policy coverage data. The modeled results are used both in the underwriting analysis of individual risks and at a corporate level for the aggregate book of catastrophe-exposed business. From both perspectives, we consider the potential loss produced by individual events that represent moderate-to-high loss potential at varying probabilities and magnitudes. In calculating potential losses, we use assumptions including, but not limited to, loss amplification and loss adjustment expense. We establish risk tolerances at the portfolio level based on market conditions, the level of reinsurance available, changes to the assumptions in the catastrophe models, rating agency capital constraints, underwriting guidelines and coverages and internal preferences. Our risk tolerances for each type of catastrophe, and for all perils in aggregate, change over time as these internal and external conditions change.

We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the catastrophe modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the catastrophe reinsurance treaty purchased on January 1, 2024, there is a 99.6 percent likelihood that the net loss will be less than 8.0 percent of policyholders’ statutory surplus as of December 31, 2023. Comparatively, based on the catastrophe reinsurance treaty purchased on January 1, 2023, there was a 99.6 percent likelihood that the net loss would have been less than 10.8 percent of policyholders’ statutory surplus as of December 31, 2022. The comparable metric over the past five years, as measured at the beginning of each of those treaty years, has ranged from 4.6 percent of surplus to 15.1 percent of surplus. The exposure levels are within our tolerances for this risk.

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

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Statutory net premiums written	$1,427,747	$1,241,536	$1,057,533	$892,088	$860,337
Policyholders’ surplus	1,520,135	1,407,925	1,240,649	1,121,592	1,029,671
Ratio	0.9 to 1	0.9 to 1	0.9 to 1	0.8 to 1	0.8 to 1

COMBINED RATIO AND STATUTORY COMBINED RATIO

Our underwriting experience is best indicated by our combined ratio, which is the sum of (a) the ratio of incurred loss and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and insurance operating expenses to net premiums earned (expense ratio). The difference between the combined ratio and 100 reflects the per dollar rate of underwriting income or loss, with ratios below 100 indicating underwriting profit and ratios above 100 indicating underwriting loss.

	Year Ended December 31,
	2023	2022	2021	2020	2019
Loss ratio	46.7	44.9	46.5	51.2	49.3
Expense ratio	39.9	39.5	40.3	40.8	42.6
Combined ratio	86.6	84.4	86.8	92.0	91.9

We also calculate the statutory combined ratio, which is not indicative of underwriting income due to accounting for policy acquisition costs differently for statutory accounting purposes, but is a standardized industry measure. The statutory combined ratio is the sum of (a) the ratio of statutory loss and loss adjustment expenses incurred to statutory net premiums earned (loss ratio), (b) the ratio of statutory other underwriting expenses incurred to statutory net premiums written (expense ratio) and (c) the ratio of policyholder dividends to statutory net premiums earned (policyholder dividend ratio).

	Year Ended December 31,
Statutory	2023		2022		2021		2020		2019
Statutory loss ratio	46.7		44.9		46.5		51.0		49.3
Statutory expense ratio	37.7		38.3		38.8		40.8		41.8
Statutory combined ratio	84.4		83.2		85.3		91.8		91.1

P&C industry combined ratio	102.2	*	102.7	**	99.7	**	98.8	**	98.9	**
*	Source: Conning (2023). Property-Casualty Forecast & Analysis: By Line of Business, Fourth Quarter 2023. Estimated for the year ended December 31, 2023.

**Source: AM Best (2023). Aggregate & Averages – Property/Casualty, United States & Canada. 2019 – 2022.

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

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. The fixed income portfolio was 78 percent of the total portfolio, down 4 percent from the prior year, while the equity allocation was 16 percent of the overall portfolio, up 1 percent from the previous year. Other invested assets represented 1 percent of the total portfolio and include investments in low-income housing tax credit and historic tax credit partnerships, membership stock in the Federal Home Loan Bank of Chicago and investments in private funds. The remaining 5 percent was made up of cash and short-term investments. As of December 31, 2023, 81 percent of the fixed income portfolio was rated A or better and 58 percent was rated AA or better.

We classify all of the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. Beyond available operating cash flow, the portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure. Aggregate maturities for the fixed income portfolio as of December 31, 2023, were as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$157,831	$156,463
Due after one year through five years	904,769	874,375
Due after five years through 10 years	674,761	654,068
Due after 10 years	548,021	464,476
ABS/CMBS/MBS*	769,009	706,467
Total available-for-sale	$3,054,391	$2,855,849
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

We had cash and fixed income securities maturing within one year of $328 million at year-end 2023. This total represented 9 percent of cash and investments, compared to 12 percent at year-end 2022.

REGULATION

STATE REGULATION

As an insurance holding company, we and our insurance company subsidiaries, are subject to regulation by the states and territories in which the insurance subsidiaries are domiciled or transact business. Registration in each insurer’s state of domicile requires periodic reporting to such state’s insurance regulatory authority of the financial, operational and management information regarding the insurers within the holding company system. All transactions within a holding company system affecting insurers must have fair and reasonable terms, and the insurers’ policyholders’ surplus, following any transaction, must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to and, in some cases, consent from regulators is required prior to the completion of certain transactions affecting insurance company subsidiaries of the holding company system. Each state and territory individually regulates the insurance operations of both insurance companies and insurance agents/brokers. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors.

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

As a holding company, the amount of dividends we are able to pay depends upon the funds available for distribution, including dividends or distributions from our subsidiaries. The Illinois insurance laws applicable to our insurance company subsidiaries impose certain restrictions on their ability to pay dividends. The Illinois insurance holding company laws require that ordinary dividends paid by an insurance company be reported to the IDOI prior to payment of the dividend, and provide that extraordinary dividends may not be paid without such regulator’s prior approval (or the absence of disapproval). The IDOI has broad authority to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments would be permitted.

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

The NAIC uses a risk-based capital (RBC) model to monitor and regulate the solvency of licensed property and casualty insurance companies. Illinois has adopted a version of the NAIC’s model law. The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and loss adjustment expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action. RBC is calculated annually by insurers, as of December 31 of each year. As of December 31, 2023, each of our insurance company subsidiaries had RBC levels significantly in excess of the company action level RBC, defined as being 200 percent of the authorized control level RBC, which would prompt corrective action under Illinois law. RLI Ins., our principal insurance company subsidiary, had an authorized control level RBC of $273 million compared to actual statutory capital and surplus of $1.5 billion as of December 31, 2023, resulting in statutory capital that is more than five times the authorized control level. The calculation of RBC requires certain judgments to be made, and, accordingly, each of our insurance company subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

Each of our insurance company subsidiaries is required to file detailed annual reports, including financial statements, in accordance with prescribed statutory accounting rules, with regulatory officials in the jurisdictions in which they conduct business. The quarterly and annual financial reports filed with those states utilize statutory accounting principles (SAP) that are different from generally accepted accounting principles in the United States of America (GAAP). As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders.

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the NAIC. The most recent examination report of our insurance company subsidiaries completed by the IDOI was issued on December 29, 2023, for the five-year period ending December 31, 2022. The examination report is available to the public.

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

In light of the number and severity of U.S. company data breaches, a number of states have enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds. For example, the New York State Department of Financial Services (NYDFS) enacted a comprehensive cybersecurity regulation in 2017, and revised the regulation in 2023. This regulation requires banks, insurance companies and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” Other states have enacted similar regulations. We are in compliance with the requirements of these regulations.

The NAIC adopted the Insurer Climate Risk Disclosure Data Survey to provide regulators with information about the assessment of risks posed by climate change to insurers and the actions insurers are taking in response to their understanding of climate change risks. A number of states require the Company to provide annual responses to the survey, all of which accept the filing of the Company’s response with the California Department of Insurance. The Company’s 2023 survey response, for calendar year 2022, can be accessed on the California Department of Insurance website.

The rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the ability of a ceding insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a ceding insurer will only enter into a reinsurance agreement if it can obtain credit against its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled ceding companies, credit is usually granted when the reinsurer is licensed, accredited, certified or identified as a reciprocal jurisdiction reinsurer in the state where the ceding company is domiciled. States also generally permit ceding insurers to take credit for reinsurance if the reinsurer is: (1) domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the primary insurer’s state of domicile and (2) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.

Insurers are also subject to state laws regulating claim handling practices. The NAIC created a model unfair claims practices law which most states have fully or partially adopted. These laws and regulations set the standards by which insurers must investigate and resolve claims; however, a private cause of action for violation is not available to claimants. These laws typically prohibit: (1) misrepresentation of policy provisions, (2) failing to act promptly when claims are presented and (3) refusing to pay claims without an investigation. Market conduct examinations or insurance regulator investigations may be prompted through annual reviews or excessive numbers of complaints against an insurer. After an investigation or market conduct review by an insurance regulator, insurers found to be in violation of these laws and regulations face potential fines, cease and desist orders, remediation orders or loss of authority to write business in the particular state.

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

Other federal laws and regulations apply to many aspects of our company and its business operations. These federal regulations include laws such as the Gramm-Leach-Bliley Act, which establishes privacy and security requirements for insurance companies, and enables state departments of insurance to enforce these requirements; and the Fair Credit Reporting Act as amended by the Fair and Accurate Credit Transactions Act, which establishes rules regarding access to and use of information (including but not limited to credit information and motor vehicle reports) from consumer reporting agencies.

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

The Company employed 1,099 associates throughout the United States as of December 31, 2023, compared to 1,001 as of December 31, 2022, and the average employee tenure was 8.8 years. We prefer to utilize our own underwriting, claims and support staff, given the complex nature of our products. The niche markets we operate within require unique experience and deep knowledge to select appropriate risks and serve our customers. Ensuring a seamless transfer of knowledge as employees retire and developing newer talent continues to be a focus of the Company. We enable employees to maintain and expand their industry knowledge and technical expertise through education and training, as well as through memberships in industry and trade associations. We leverage the services of a limited number of third-party contractors when it is difficult to hire employees that address a needed skill set outside of our core insurance functions or when efficiencies can be gained.

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

An important element of the Total Rewards program is to promote alignment of employee and shareholder interests, which is achieved through the Company’s Employee Stock Ownership Plan (ESOP) and long-term incentive plan (LTIP). The ESOP is a qualified retirement plan that provides shares of RLI Corp. stock to employees based on the profitability of the Company, while management is granted stock options and restricted stock units through the LTIP. Management, at the level of vice president and above, is subject to stock ownership guidelines requiring them to hold Company shares valued at a multiple of their base salary, depending on their role. As of December 31, 2023, 9 percent of RLI Corp. shares were owned by insiders.

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

FORWARD LOOKING STATEMENTS

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors and are subject to various risks, uncertainties and other factors, including, without limitation those set forth below in “Item 1A Risk Factors.” Actual results could differ materially from those expressed in, or implied by, these forward looking statements. Forward looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this report. While the Company may elect to update these forward looking statements at some point in the future, the Company specifically disclaims any obligation to do so. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

Item 1A. Risk Factors

Insurance Industry

Our results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry, which may cause the price of our securities to be volatile.

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be significantly affected, and has been affected to varying degrees, by:

●	Competitive pressures impacting our ability to write new business or retain existing business at an adequate rate,

●	Rising levels of loss costs that we cannot anticipate at the time we price our coverages, including inflation in the cost of materials, delays that cause increased business interruption losses and social inflation, as influenced by higher jury verdicts,

●	Volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes, terrorist attacks or geopolitical events,

●	Significant price changes of the commodities we insure,

●	Changes in the availability and level of reinsurance capacity,

●	Changes in the amount of losses resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities and

●	The ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes.

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

We market our insurance products through brokers, agents and carrier partners. In 2023, 42 percent of our gross premiums written were produced through six producer entities, while no other entity’s production exceeded 2 percent of our gross premiums written. Accordingly, our business is dependent on the willingness of these agents, brokers and carrier partners to recommend our products to their customers, who may also promote and distribute the products of our competitors. Loss of all or a substantial portion of the business written through these parties could have a material adverse effect on our business.

Our business is concentrated in several key states and a change in our business in one of those states could disproportionately affect our financial condition or results of operations.

Although we operate in all 50 states, 57 percent of our direct premiums earned were generated in four states in 2023: Florida – 20 percent; California – 17 percent; Texas – 11 percent; and New York – 9 percent. An interruption in our operations, or a negative change in the business environment, insurance market or regulatory environment in one or more of these states could have a disproportionate effect on our business and direct premiums earned.

We compete with a large number of companies in the insurance industry and their actions could ultimately impact our overall results.

We are vulnerable to the actions of other companies who may seek to write business without the appropriate regard for risk and profitability, especially during periods of intense competition for premium. During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting income.

We face competition from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are, and that have significantly greater financial, marketing, management and other resources. We may also face competition from new sources of capital such as institutional investors seeking access to the insurance market, sometimes referred to as alternative capital, which may depress pricing or limit our opportunities to write business. Some of these competitors also have stronger brand awareness than we do. We may incur increased costs in competing for premium. If we are unable to compete effectively in the markets we operate in or are not successful in expanding our operations into new markets, the amount of premium we write may decline, pressuring overall business results.

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

All of our ratings were reviewed during 2023. AM Best reaffirmed its A+, Superior rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s reaffirmed our A rating for the group of RLI Ins. and Mt. Hawley. Moody’s reaffirmed our group rating of A2 for RLI Ins. and Mt. Hawley. If our ratings are significantly reduced from their current levels by AM Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with greater financial strength ratings.

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

As part of the reserving process, we review historical data and consider the impact of various factors such as:

●	Loss emergence and claim reporting patterns,

●	Underlying policy terms and conditions,

●	Business and exposure mix,

●	Emerging coverage issues,

●	Trends in claim frequency and severity,

●	Changes in operations,

●	Emerging economic and social trends,

●	State reviver statutes that permit claims after a statute of limitation has expired,

●	Court closures or increased time-to-trial,

●	Inflation in amounts awarded by courts and juries and

●	Changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes adequate historical or other data exists upon which to make these judgments. For more information on the estimates used in the establishment of loss reserves, see the Losses and Settlement Expenses section of our Critical Accounting Policies contained within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, there is no precise method for evaluating the impact of any specific factor on the adequacy of reserves and actual results are likely to differ from original estimates. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

Catastrophic losses are unpredictable and could cause the Company to suffer material financial losses.

Our insurance coverages include exposure to catastrophic events, particularly earthquakes on the West Coast and hurricanes and tropical storms affecting coastal regions of the United States. Weather-related catastrophes may include meteorological events such as hurricanes, severe convective storms and winter weather; and climatological events such as drought, wildfires and heatwaves. In addition, catastrophe losses can occur from events such as lava flows in Hawaii and terrorist events in the United States.

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

We use models to help assess exposure to catastrophic events against established thresholds. Models include underlying assumptions based on a limited set of actual events and cannot contemplate all possible catastrophe scenarios. In addition, models are revised periodically, which could change modeled losses. The losses we might incur from an actual catastrophe could be higher than our expectation of losses generated from modeled catastrophe scenarios, which could have a materially adverse effect on our results of operations and financial condition. To address uncertainty related to catastrophe models, we also monitor against thresholds using non-modeled scenarios.

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

We have a history of paying regular, quarterly dividends and have paid annual special dividends since 2010. The payment of either type of dividend to our shareholders in the future is not guaranteed, is at the discretion of our board of directors and will depend on our results of operations, financial condition and other factors deemed relevant by our board of directors. Our ability to pay dividends depends largely on our subsidiaries’ earnings and operating capital requirements, and is subject to the regulatory, contractual and other constraints of our subsidiaries, including the effect of any such dividends or distributions on the AM Best rating or other ratings of our insurance subsidiaries. In addition, we may choose to retain capital to support growth or further mitigate risk, instead of returning excess capital to our shareholders.

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

Our ability to grow our business depends, in part, on our creation, implementation or acquisition of new insurance products that are profitable and fit within our business model. Our ability to grow profitably requires that we identify market opportunities, which may include acquisitions, and that we attract and retain underwriting and claims expertise to support that growth. New product launches, as well as resources to integrate business acquisitions are subject to many obstacles, including ensuring we have sufficient business and system processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs. If we cannot effectively or accurately assess and overcome these obstacles, or we improperly implement new insurance products, our ability to grow profitably could be impaired.

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

We rely on multiple computer systems to interact with producers and customers, issue policies, pay claims, run modeling functions, assess insurance risks and complete various important internal processes including accounting and bookkeeping. Our business is highly dependent on our ability to access these systems to perform necessary business functions. Additionally, some of these systems may include or rely upon third-party systems not located on our premises. Any of these systems may be exposed to unplanned interruption, unreliability or intrusion from a variety of causes, including among others, storms and other natural disasters, terrorist attacks, cyber attacks, utility outages or complications encountered as existing systems are replaced or upgraded.

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

Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems, and those of our business or service providers, to sophisticated and targeted measures known as advanced persistent threats. Like other companies, RLI Corp. is also subject to insider threats that may impact the confidentiality, integrity or availability of our data. We, as well as our business partners and service providers, employ measures to prevent, detect, address, mitigate and recover from these threats (including employee training, access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems).

However, cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Security breaches could expose the Company to a risk of loss or misuse of Company or third-party confidential information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our technology systems could impact our operations. We may not have the resources or technical sophistication to anticipate or prevent every type of cyber attack. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to remediation costs, monetary fines and other penalties, which could be significant. We have cyber insurance, but it is possible that the coverage we have in place would not entirely protect the Company in the event that we experienced a cyber security incident, interruption or widespread failure of our information technology systems.

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

Epidemics, pandemics and public health outbreaks could adversely affect our business, including revenues, profitability, results of operations and/or cash flows, in a manner and to a degree that could be material.

Epidemics, pandemics and other public health outbreaks, such as the COVID-19 pandemic, generally result in significant disruptions in economic activity and financial markets. The cumulative effects on the Company could include, without limitation:

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

In particular, we are subject to Section 203 of the Delaware General Corporation Law which, under certain circumstances, restricts our ability to engage in a business combination, such as a merger or sale of assets, with any shareholder that, together with affiliates, owns 15 percent or more of our common stock, which similarly could prohibit or delay the accomplishment of a change of control transaction.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risks from cybersecurity threats or incidents (cybersecurity risks) are assessed, identified and managed by the Company in a manner that is consistent with leading cybersecurity frameworks, including the National Institute of Standards and Technology Cybersecurity Framework (NIST Framework). The Company’s approach to cybersecurity risk management is generally based on the five core functions contained within the NIST Framework organizing structure: identify, protect, detect, respond and recover.

As of the date of this report, risks from cybersecurity threats or incidents have not materially affected, nor are they reasonably likely to materially affect, the Company’s business strategy, results of operations or financial condition. However, in light of emerging and changing cybersecurity threats and vulnerabilities, the Company cannot guarantee that it will not be a victim of a cybersecurity attack in the future that could materially affect the Company. See Item 1A, Risk Factors for more information.

The RLI Corp. Board of Directors provides oversight for cybersecurity risks primarily through its audit committee. The Company’s chief information officer (CIO), who also serves as the Company’s chief information security officer (CISO), along with the head of the Company’s IT security department, present quarterly to the audit committee on cybersecurity risks and the Company’s strategies and actions to assess and manage those risks. Additionally, the board receives periodic updates on emerging cybersecurity issues and developments through director education provided by the Company and third-party experts, detailed reviews provided by the CIO/CISO and the Company’s head of IT security on select cyber security topics, and “table top” simulations of a cybersecurity event.

Management oversight of cybersecurity risks is provided through the Company’s risk committee, which is chaired by the chief executive officer and comprised of members of senior management. Among its responsibilities, the risk committee identifies the Company’s material risks and reviews the strategies, processes and controls in place to facilitate the understanding, identification, prevention, measurement, reporting and mitigation of those risks. The risk committee meets quarterly and reviews the Company’s current assessment of cybersecurity risks conducted by the Company’s CIO/CISO and IT security department based on leading cybersecurity frameworks. The risk committee also periodically conducts a detailed review of cybersecurity risks.

The Company’s IT security department, which operates under general oversight of the Company’s CIO/CISO, is responsible for day-to-day assessment and management of cybersecurity risks, including efforts to prevent and, if necessary, mitigate the effects of a cybersecurity incident. The Company’s CIO/CISO has 25 years of technology and technology leadership experience, including 13 years serving as a CISO in the insurance industry.

The Company maintains a Cybersecurity Incident Response Plan (CIRP) providing a framework for identifying, evaluating and escalating potential or actual cybersecurity events. The CIRP assigns responsibilities and provides a workflow between the Company’s IT security department; members of an Executive Cybersecurity Committee comprised of the chief executive officer and senior management; and the board of directors regarding the detection, assessment and response to a cybersecurity event.

The Company’s internal audit department routinely engages third-party cybersecurity consultants to conduct network security audits. The Company also engages other third-party consultants in a number of areas to support the assessment, identification and management of cybersecurity risks, including risk assessments, log monitoring, threat intelligence, system penetration testing, training and incident response, among others. The Company performs cybersecurity due diligence and monitoring of third-party vendors, which may include the review of System and Organization Control (SOC) reports or the results of a security questionnaire to identify the cybersecurity controls and protections maintained by a third party.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RLI Corp. common stock trades on the New York Stock Exchange under the symbol “RLI”. RLI Corp. has paid dividends for 190 consecutive quarters and increased quarterly dividends in each of the last 48 years. In December 2023 and 2022, RLI Corp. paid special cash dividends of $2.00 and $7.00 per share to shareholders, respectively. As of February 14, 2024, there were 1,071 registered holders of the Company’s common stock.

The payment of dividends to our shareholders is at the discretion of our board of directors and will depend on our results of operations, our financial condition, regulatory restrictions of our insurance subsidiaries and other factors deemed relevant by our board of directors. Although the Company currently intends to continue paying quarterly cash dividends to our shareholders, there can be no assurance as to the amount of such dividends or whether the Company will continue to pay such dividends.

Performance

The following graph provides a five-year comparison of RLI Corp.’s total return to shareholders compared to that of the S&P 500 and S&P 500 P&C Index:

		2018	2019	2020	2021	2022	2023
RLI	~~--------------~~	$100	$133	$157	$174	$217	$225
S&P 500	••••••••••••••••	100	131	156	200	164	207
S&P 500 P&C Index	— — —	100	126	134	157	187	207

Assumes $100 invested on December 31, 2018, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 17.7%, S&P 500: 15.7% and S&P 500 P&C Index: 15.7%.

Securities Authorized for Issuance under Equity Compensation Plans

Information on securities authorized for issuance under our equity compensation plan is incorporated by reference to the “Share Ownership of Certain Beneficial Owners and Management” section of the Proxy Statement.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities - Not applicable.

Issuer Purchases of Equity Securities

In 2010, our board of directors implemented a $100 million share repurchase program. In 2023, our board of directors terminated the share repurchase program. We did not repurchase any shares during 2023.

Item 6. [Reserved] - Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. is a U.S. based, specialty insurance company that underwrites select property, casualty and surety products through major subsidiaries collectively known as RLI Insurance Group (Group). Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2023, we achieved our 28th consecutive year of underwriting profitability. Over the 28-year period, we averaged an 88.2 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these components are presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 12 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	Year ended December 31,
(in thousands)	2023	2022
Net earnings	$304,611	$583,411
Income tax expense	72,654	137,267
Earnings before income taxes	$377,265	$720,678
Equity in earnings of unconsolidated investees	(9,610)	(9,853)
General corporate expenses	15,917	12,900
Interest expense on debt	7,301	8,047
Net unrealized (gains) losses on equity securities	(64,787)	121,037
Net realized gains	(32,518)	(588,515)
Net investment income	(120,383)	(86,078)
Underwriting income	$173,185	$178,216

Combined Ratio

The combined ratio, which is derived from components of underwriting income, is a common industry performance measure of profitability for underwriting operations and is calculated in two components. First, the loss ratio is loss and settlement expenses divided by net premiums earned. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses divided by net premiums earned. All items included in these components of the combined ratio are presented in our GAAP consolidated financial statements. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss.

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

LOSSES AND SETTLEMENT EXPENSES

Overview

Loss and loss adjustment expense (LAE) reserves represent our best estimate of ultimate payments for losses and related settlement expenses from claims that have been reported but not paid, and those losses that have been incurred but not yet reported (IBNR) to the Company. Loss reserves do not represent an exact calculation of liability, but instead represent our estimates, generally utilizing individual claim estimates, actuarial expertise and estimation techniques at a given accounting date. The loss reserve estimates are expectations of what ultimate settlement and administration of claims will cost upon final resolution. These estimates are based on facts and circumstances then known to the Company, review of historical settlement patterns, estimates of trends in claim frequency and severity, projections of loss costs, expected interpretations of legal theories of liability and many other factors. In establishing reserves, we also consider estimated recoveries from reinsurance as well as salvage and subrogation.

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

LAE represents the cost involved in adjusting and administering losses from policies we issued. The LAE reserves are frequently separated into two components: allocated and unallocated. Allocated loss adjustment expense (ALAE) reserves represent an estimate of claims settlement expenses that can be identified with a specific claim. Examples of ALAE would be the hiring of an outside adjuster to investigate a claim or an outside attorney to defend our insured. The claim adjuster typically estimates this cost separately from the loss component in the case reserve. Unallocated loss adjustment expense (ULAE) reserves represent an estimate of claims settlement expenses that cannot be identified with a specific claim. An example of ULAE would be the cost of an internal claim examiner to manage or investigate claims.

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

The process of estimating ultimate payment for claims and claim expenses begins with the collection and analysis of current and historical claim data. Data on individual reported claims, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics. There is judgment involved in this grouping. Considerations when grouping data include the volume of the data available, the credibility of the data available, the homogeneity of the risks in each grouping and both settlement and payment pattern consistency. We use this data to determine historical claim reporting and payment patterns, which are used in the analysis of ultimate claim liabilities. In some analyses, including businesses without sufficiently large numbers of policies or that have not accumulated sufficient historical statistics, our own data is supplemented with external or industry average data as available and when appropriate. For liabilities arising out of directors and officers, management liability and workers’ compensation, we utilize external data extensively.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2023.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause the Company to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. The following chart illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable, as similar favorable variations have occurred in recent years. For example, our general liability emergence has ranged from 17 percent to 20 percent favorable and our small commercial emergence has ranged from 27 percent adverse to 9 percent favorable over the last three years, while our overall emergence for all products combined has ranged from 16 percent to 27 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2023, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance of $215 million, in addition to associated ULAE and latent liability reserves, at December 31, 2023.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in parameter
+/- 5 point change in expected loss ratio for all accident years	$(18.7)	$16.9
+/- 10% change in expected emergence patterns	$(6.5)	$4.4
+/- 30% change in actual loss emergence over a calendar year	$(10.0)	$8.2
Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%) and actual loss emergence (30%).	$(32.8)	$31.8

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

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, incorporated herein by reference.

Consolidated revenue for 2023 totaled $1.5 billion, down $186 million from 2022 as the sale of our equity method investment in Maui Jim, Inc. (Maui Jim) resulted in $571 million of realized gains in the prior year. Net premiums earned for the Group increased 13 percent, driven by growth from our property and casualty segments. A rally in equity markets during 2023 resulted in $65 million of unrealized gains on equity securities, while market declines in 2022 resulted in $121 million of unrealized losses in our equity portfolio. Net investment income increased by 40 percent in 2023, primarily due to higher reinvestment rates and a larger average asset base relative to the prior year.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2023	2022
Net premiums earned	$1,294,306	$1,144,436
Net investment income	120,383	86,078
Net realized gains	32,518	588,515
Net unrealized gains (losses) on equity securities	64,787	(121,037)
Total consolidated revenue	$1,511,994	$1,697,992

Net earnings for 2023 totaled $305 million, down from $583 million in 2022, as the comparable period was elevated by the gain recognized on the sale of our interest in Maui Jim in 2022.

NET EARNINGS	Year ended December 31,
(in thousands)	2023	2022
Underwriting income	$173,185	$178,216
Net investment income	120,383	86,078
Net realized gains	32,518	588,515
Net unrealized gains (losses) on equity securities	64,787	(121,037)
Interest expense on debt	(7,301)	(8,047)
General corporate expenses	(15,917)	(12,900)
Equity in earnings of unconsolidated investees	9,610	9,853
Earnings before income taxes	$377,265	$720,678
Income tax expense	(72,654)	(137,267)
Net earnings	$304,611	$583,411

UNDERWRITING RESULTS

We achieved our 28th consecutive year of underwriting profitability in 2023. Our track record is built on our diversified product portfolio and underwriting discipline in all markets.

Gross premiums written increased $241 million, or 15 percent, in 2023 when compared to 2022, with all three segments contributing. Positive rate momentum continued in 2023 for much of the property and casualty portfolio and our investments in technology and underwriting staff should put us in a position to take advantage of opportunities in 2024. Net premiums earned were up 13 percent in 2023, when compared to 2022, reflecting the broadly positive environment over the last twelve months. We anticipate healthy market conditions should support profitable growth across much of our diverse product portfolio in 2024.

In total, underwriting income was $173 million on an 86.6 combined ratio in 2023, compared to $178 million on an 84.4 combined ratio in 2022. Underwriting results for 2023 included $49 million of pretax losses and $12 million of reinsurance reinstatement premium from the Hawaiian wildfires, as well as $31 million of other storm losses. Comparatively, 2022 included $38 million of pretax losses from Hurricane Ian and $13 million of other storm losses. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $109 million in 2023, compared to $123 million in 2022. Further discussion of reserve development can be found in note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

The loss ratio was 46.7 in 2023, compared to 44.9 in 2022. Higher net retained catastrophe losses in 2023 were partially offset by modest improvements in the current accident year’s attritional, non-catastrophe loss ratio. The expense ratio increased to 39.9 in 2023, from 39.5 in 2022, as operating performance and a larger growth in book value led to higher levels of bonus and profit-sharing expenses in 2023. Additionally, we continue to invest in our people and technology to support growth, improve customer experiences and drive efficiencies, which impacted all segments.

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

We remain optimistic about the potential underlying profitability of our portfolio. The January 1, 2024 reinsurance renewals were more orderly than in the 2023 renewal cycle. For our casualty treaties, the risk-adjusted rate change will be up mid-to high single digits, with similar structures and retentions. For our property treaties, the risk-adjusted rate change will be flat to slightly down and we increased our co-participations on our non-catastrophe cover, for which the combined effect should be an increased level of property premium retention in 2024 as compared to 2023.

The following tables and narrative provide a more detailed look at individual segment performance over the last two years.

GROSS PREMIUMS WRITTEN AND NET PREMIUMS EARNED

	Gross Premiums Written			Net Premiums Earned
(in thousands)	2023	2022	% Change	2023	2022	% Change
CASUALTY
Commercial excess and personal umbrella	$370,571	$325,218	14%	$286,178	$253,921	13%
Commercial transportation	125,434	123,099	2%	103,719	96,992	7%
General liability	106,032	110,659	(4)%	103,066	100,374	3%
Professional services	108,503	103,922	4%	99,596	95,187	5%
Small commercial	76,644	72,347	6%	72,920	67,673	8%
Executive products	95,356	103,742	(8)%	24,687	26,606	(7)%
Other casualty	79,125	87,244	(9)%	68,180	71,079	(4)%
Total casualty	$961,665	$926,231	4%	$758,346	$711,832	7%

PROPERTY
Commercial property	$505,413	$326,609	55%	$244,798	$163,078	50%
Marine	148,829	133,539	11%	129,428	113,208	14%
Other property	43,130	39,313	10%	27,304	31,600	(14)%
Total property	$697,372	$499,461	40%	$401,530	$307,886	30%

SURETY
Commercial	$57,704	$55,026	5%	$49,707	$47,652	4%
Transactional	49,624	48,926	1%	47,983	45,826	5%
Contract	40,295	35,842	12%	36,740	31,240	18%
Total surety	$147,623	$139,794	6%	$134,430	$124,718	8%

Grand total	$1,806,660	$1,565,486	15%	$1,294,306	$1,144,436	13%

Casualty

Gross premiums written for casualty were up $35 million in 2023. Continued new business growth of our personal umbrella and small commercial distribution channels, as well as positive rate movement across a large portion of our casualty segment, offset headwinds in several lines. We slowed writing business in our loss-challenged energy liability business in late 2022 and suspended this line in late 2023, which resulted in a $22 million decrease within the commercial excess and general liability products. Additionally, executive products premium decreased as a result of a more competitive market, particularly with public directors and officers coverages.

Commercial transportation premium experienced limited growth during the year and remains a highly competitive line despite some loss severity for the industry. We continue to apply for rate increases to cover loss costs, will bring our underwriting discipline to bear where necessary and look to avoid binding business that we believe is underpriced.

The casualty segment remains highly diversified, allowing select products to work through challenges, while the success of other products allows us to achieve positive overall results. Product level market conditions will influence opportunities for near-term growth. Rate adequacy is dependent on regulatory approval in the admitted markets and our personal umbrella product has received authorizations that we expect will accelerate rate increases in 2024. As with all our segments, our investments in underwriting talent, as well as strong relationships with producers, should provide continued growth opportunities.

Property

Gross premiums written for the property segment were up $198 million in 2023, principally driven by wind-exposed commercial property business, which is written on an excess and surplus basis. This business has experienced favorable market conditions over several consecutive years due to market disruption and a lack of capacity. As competition in the market has recently increased, we have moderated the growth in our hurricane exposure while we assess near-term market conditions. Our underwriters are empowered with the flexibility to navigate the market and achieve profitable growth. We expect rates to increase at a slower pace in 2024, but to maintain a level of adequacy sought by our underwriters.

Rate increases and new opportunities led to $15 million of premium growth for our marine product. Additionally, other property premium grew as a result of underwriting efforts within our Hawaii homeowners product, which continues to benefit from our strong relationships with local producers and competitors reducing their appetite for condominium coverages.

Surety

Gross premiums written for the surety segment were up $8 million in 2023. Contract surety benefited from new agency relationships and construction projects. The expansion of existing accounts and new business resulted in increased premium for commercial surety. We continue to invest in people and technology to support long-term growth in the surety segment, but believe that actively moderating the trajectory of growth may be prudent in the current economic and competitive environment.

UNDERWRITING INCOME

Underwriting Income
(in thousands)	2023	2022
Casualty	$59,479	$73,789
Property	86,316	72,522
Surety	27,390	31,905
Total	$173,185	$178,216

Combined Ratio	2023	2022
Casualty	92.2	89.6
Property	78.5	76.4
Surety	79.6	74.4
Total	86.6	84.4

Casualty

Underwriting income for the casualty segment was $59 million on a 92.2 combined ratio in 2023, compared to $74 million on an 89.6 combined ratio in 2022. The decline was the result of decreased favorable development on prior accident years’ reserves and a slight increase in current accident year losses and expenses.

Favorable development on prior accident years’ loss reserves contributed to underwriting earnings in each of the past two years. The total benefit from favorable development on prior years’ reserves was $78 million for 2023, which was broadly attributable to accident years 2015 through 2022. Favorable development was widespread, with notable amounts from commercial excess, general liability, personal umbrella, executive products, professional services, and transportation. Comparatively, results for the casualty segment in 2022 included favorable development of $87 million, with the bulk of the development attributable to general liability, professional services, commercial excess, transportation, small commercial and executive products across accident years 2016 and 2018 through 2021. Storm losses on casualty-oriented package policies that include property coverage resulted in $2 million of losses in 2023, compared to $8 million of hurricane and storm losses in 2022.

The segment’s loss ratio was 55.1 in 2023, compared to 53.6 in 2022. The higher loss ratio in 2023 was due to lower amounts of favorable development on prior years’ reserves and strengthening our current accident year reserves for our personal umbrella and transportation products. The expense ratio for the casualty segment was 37.1 in 2023, compared to 36.0 in 2022.

Property

Underwriting income from the property segment was $86 million on a 78.5 combined ratio in 2023, compared to $73 million on a 76.4 combined ratio in 2022. Underwriting results for 2023 included $21 million of favorable development on prior years’ loss and catastrophe reserves, largely from the commercial property business, $49 million of losses and $12 million of reinstatement premium from Hawaiian wildfires, as well as $29 million of other storm losses. Results for 2022 included $25 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the marine business, $31 million of hurricane losses and $12 million of other storm losses.

A larger earned premium base resulted in higher levels of underwriting income as well as a lower expense ratio. The segment’s loss ratio was 42.9 in 2023, compared to 39.2 in 2022. Catastrophe losses added 20 points to the loss ratio in 2023, compared to 14 points of impact in 2022. However, the current accident year attritional loss ratio improved in 2023, which partially offset the increase in net retained catastrophe activity. The expense ratio for the property segment declined to 35.6 in 2023, from 37.2 in 2022.

Surety

Underwriting income for the surety segment totaled $27 million on a 79.6 combined ratio in 2023, compared to $32 million on a 74.4 combined ratio in 2022. Underwriting performance for each year reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. Results for 2023 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $9 million. Comparatively, 2022 results included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $10 million.

The segment’s loss ratio was 10.7 in 2023, compared to 9.8 in 2022. A decreased amount of favorable development on prior years’ reserves in 2023 led to a higher loss ratio. The expense ratio for the surety segment was 68.9 in 2023, up from 64.6 in 2022, as we increased investments in our people and technology to support long-term growth and improve customer experiences. We also recorded $2 million of non-recurring expense during 2023.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2023, net investment income increased by 40 percent. The increase was primarily due to higher interest rates and an increased asset base relative to the prior year. The average annual yields on our investments were as follows for 2023 and 2022:

	2023	2022
PRETAX YIELD
Taxable (on book value)	3.51%	2.94%
Tax-exempt (on book value)	2.80%	2.71%
Equities (on fair value)	2.27%	2.20%

AFTER-TAX YIELD
Taxable (on book value)	2.77%	2.32%
Tax-exempt (on book value)	2.65%	2.57%
Equities (on fair value)	1.97%	1.91%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities were subject to a corporate tax rate of 21 percent, our tax-exempt municipal securities were subject to a tax rate of 5.3 percent and our dividend income was generally subject to a tax rate of 13.1 percent. During 2023, the average after-tax yield on the taxable fixed income portfolio was 2.8 percent, an increase from 2.3 percent in the prior year. The average after-tax yield on the tax-exempt portfolio increased slightly to 2.7 percent.

The fixed income portfolio increased by $189 million during the year, as we allocated the majority of available cash flow to investment grade bonds and experienced strong market performance throughout the year. The tax-adjusted total return on a mark-to-market basis was 6.7 percent. Our equity portfolio increased by $92 million to $590 million in 2023 as a result of strong equity market returns during the year. The total return for the year on the equity portfolio was 19.3 percent.

Our investment results for the last five years are shown in the following table:

						Tax
					Pre-tax	Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net		Unrealized	Avg.	Avg.
	Invested	Investment	Net Realized	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	Gains (3)(4)	(3)(5)	Assets	Assets
2019	$2,377,295	$68,870	$17,520	$161,848	10.4%	10.5%
2020	2,698,721	67,893	17,885	99,451	6.9%	6.9%
2021	3,000,025	68,862	64,222	(6,280)	4.2%	4.3%
2022	3,217,635	86,078	588,515	(462,981)	6.6%	6.6%
2023	3,474,310	120,383	32,518	144,569	8.6%	8.6%
5-yr Avg.	$2,953,597	$82,417	$144,132	$(12,679)	7.3%	7.4%
(1)	Average market values at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Net realized gains for 2022 include $571 million of gains from the sale of our equity method investment in Maui Jim.
(5)	Relates to available-for-sale fixed income and equity securities.

In 2023, we recognized $22 million of net realized gains in the equity portfolio, $3 million of net realized losses in the fixed income portfolio and $14 million of other net realized gains, primarily from the payout of the working capital escrow associated with our sale of Maui Jim. In 2022, we recognized $20 million of net realized gains in the equity portfolio, $3 million of net realized gains in the fixed income portfolio and $571 million of other net realized gains, primarily from our sale of Maui Jim.

Investment income was aided by higher interest rates in 2023, as the Federal Reserve raised the Fed Funds target to fight inflation. Entering 2024, consensus is the Federal Reserve has made enough progress in tightening policy and there remains a low probability for further rate increases. A stable interest rate environment and a larger invested asset base should offer continued investment income growth. However, if yields decline dramatically from current levels, investment income growth may be limited.

INVESTMENTS

We maintain a diversified investment portfolio with a prudent mix of fixed income and risk assets. We continually monitor economic conditions, our capital position, the insurance market and relative value in the capital markets to determine our tactical allocation. As of December 31, 2023, the portfolio had a fair value of $3.7 billion, an increase of $404 million from the end of 2022. Excluding U.S. government and agency issues, no single issuer in either the fixed income or equity portfolio represented more than 1 percent of invested assets.

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

As of December 31, 2023, our investment portfolio had the following asset allocation breakdown:

	Cost or		Unrealized	% of Total
(in thousands)	Amortized Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$312,632	$308,031	$(4,601)	8.4%	AA+
U.S. agency	60,763	59,826	(937)	1.6%	AA+
Non-U.S. government & agency	4,800	3,882	(918)	0.1%	BBB+
Agency MBS	460,551	425,285	(35,266)	11.6%	AA+
ABS/CMBS/MBS**	308,458	281,182	(27,276)	7.7%	AA+
Corporate	1,273,187	1,225,019	(48,168)	33.3%	A-
Municipal	634,000	552,624	(81,376)	15.0%	AA
Total fixed income	$3,054,391	$2,855,849	$(198,542)	77.7%	AA-
Equities	354,022	590,041	236,019	16.0%
Short-term investments	134,923	134,923	—	3.7%
Other invested assets	56,009	59,081	3,072	1.6%
Cash	36,424	36,424	—	1.0%
Total portfolio	$3,635,769	$3,676,318	$40,549	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2023, our fixed income portfolio’s duration was 4.6 years.

Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Equities comprised 16 percent of our total 2023 portfolio, up from 15 percent at the end of 2022, as equity markets rose over the course of the year. Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value-oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our extended investment horizon.

FIXED INCOME PORTFOLIO

As of December 31, 2023, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$—	$367,857	$—	$—	$—	$—	$367,857
Non-U.S. government & agency	—	—	1,698	2,184	—	—	3,882
Corporate - industrial	20,228	77,638	246,974	210,245	35,358	5,157	595,600
Corporate - financial	9,820	42,103	227,822	82,881	12,480	2,262	377,368
Corporate - utilities	1,082	5,524	56,840	30,561	3,850	—	97,857
Corporate industrial - private placements	—	—	1,681	1,191	81,616	24,447	108,935
Corporate financial - private placements	—	—	—	—	10,430	34,343	44,773
Corporate utilities - private placements	—	—	—	—	486	—	486
Municipal	145,011	353,902	53,369	—	—	342	552,624
Structured:
GSE - RMBS	—	369,301	—	—	—	—	369,301
Non-GSE RMBS	93,897	10,990	—	—	—	—	104,887
CLO	24,044	3,984	—	—	—	2,441	30,469
ABS - auto loans	10,408	—	—	—	—	—	10,408
ABS - railcars	—	—	12,997	—	—	—	12,997
All other ABS/MBS	18,001	1,991	31,569	—	—	16,171	67,732
GSE - CMBS	—	55,984	—	—	—	—	55,984
CMBS	33,946	6,545	14,198	—	—	—	54,689
Total	$356,437	$1,295,819	$647,148	$327,062	$144,220	$85,163	$2,855,849

Percent of total fair value	12.5%	45.4%	22.7%	11.4%	5.0%	3.0%	100.0%

Mortgage-Backed, Asset-Backed and Commercial Mortgage-Backed Securities

We believe mortgage-backed securities (MBS), asset-backed securities (ABS) and commercial mortgage-backed securities (CMBS) add diversification, liquidity, credit quality and additional yield to our portfolio. The following table summarizes the distribution of our mortgage-backed securities (MBS) portfolio by investment type, as of December 31:

(in thousands)	Amortized Cost	Fair Value	% of Total
2023
Pass-throughs	$295,060	$275,113	64.7%
Planned amortization class	102,726	94,188	22.1%
Sequential	62,765	55,984	13.2%
Total	$460,551	$425,285	100.0%

2022
Pass-throughs	$238,259	$214,226	64.6%
Planned amortization class	71,051	59,806	18.0%
Sequential	64,377	57,774	17.4%
Total	$373,687	$331,806	100.0%

Agency MBS represented 15 percent of the fixed income portfolio, compared to 12 percent as of December 31, 2022. Our objective for the agency MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential mortgage refinancing. The agency MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO), which include planned amortization classes and sequential pay structures. As of December 31, 2023, all of the securities in our agency MBS portfolio were rated AA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association, Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2023, the agency MBS portfolio contained 65 percent of pure pass-throughs, the same as of December 31, 2022. An additional 13 percent of the MBS portfolio was invested in sequential payer, down from 17 percent in 2022.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of December 31:

	Amortized
(in thousands)	Cost	Fair Value	% of Total
2023
Non-GSE RMBS	$119,374	$104,887	37.3%
CMBS	61,878	54,689	19.4%
CLO	30,620	30,469	10.8%
Railcars	14,415	12,997	4.6%
Auto	10,748	10,408	3.7%
Marine	11,657	10,338	3.7%
Consumers	11,067	10,268	3.7%
Other	48,699	47,126	16.8%
Total	$308,458	$281,182	100.0%

2022
Non-GSE RMBS	$109,852	$92,321	38.4%
CMBS	49,333	41,593	17.3%
CLO	31,393	30,407	12.6%
Railcars	16,072	13,923	5.8%
Auto	17,194	16,198	6.7%
Marine	8,554	7,319	3.0%
Consumers	12,241	10,904	4.5%
Other	31,487	28,071	11.7%
Total	$276,126	$240,736	100.0%

An ABS, CMBS or non-agency residential mortgage-backed security (RMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans, structured bank loans in the form of collateralized loan obligations (CLOs) and residential or commercial mortgages. As of December 31, 2023, ABS/CMBS/RMBS investments were 10 percent of the fixed income portfolio, compared to 9 percent as of December 31, 2022. Sixty-four percent of the securities in the ABS/CMBS/RMBS portfolio were rated AAA as of December 31, 2023, while 93 percent were rated A or better. We believe that ABS/CMBS investments often add superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction, which dictates how any losses in the underlying collateral will be distributed, and prepayment risks. We had $63 million in unrealized losses in these asset classes as of December 31, 2023.

Municipal Fixed Income Securities

As of December 31, 2023, municipal bonds composed 19 percent of our fixed income portfolio, compared to 20 percent as of December 31, 2022. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities. As of December 31, 2023, approximately 46 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 54 percent were revenue based. The municipal portfolio is diversified amongst 326 issues.

Ninety percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better. The municipal portfolio includes 58 percent taxable and 42 percent tax-exempt securities.

Corporate Debt Securities

As of December 31, 2023, our corporate debt portfolio comprised 43 percent of the fixed income portfolio, compared to 39 percent as of December 31, 2022. The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. Non-investment grade bonds totaled $144 million while non-rated Regulation D securities totaled $60 million at the end of 2023. While these Regulation D securities are not rated by a traditional nationally recognized statistical rating organization, they all carry an equivalent investment-grade rating from the Securities Valuation Office of the NAIC. The corporate debt portfolio has an overall quality rating of A- diversified among 904 issues.

The table below illustrates our corporate debt exposure as of December 31, 2023. Private placements include bank loan and Regulation D securities.

	Amortized
(in thousands)	Cost	Fair Value	% of Total
Bonds:
Corporate - industrial	$617,745	$595,600	48.6%
Corporate - financial	395,745	377,368	30.8%
Corporate - utilities	100,561	97,857	8.0%
Corporate industrial - private placements	111,121	108,935	8.9%
Corporate financial - private placements	47,531	44,773	3.7%
Corporate utilities - private placements	484	486	-%
Total	$1,273,187	$1,225,019	100.0%

We believe corporate debt investments add diversification and additional yield to our portfolio.

EQUITY SECURITIES

As of December 31, 2023, our equity portfolio comprised 16 percent of the investment portfolio, up from 15 percent at the end of the previous year. The securities within the equity portfolio are well diversified and are primarily invested in broad index ETFs that represent market indexes similar to the Russell 3000 Index, Russell 1000 Index, S&P 500 Index and S&P 600 Index. The ETF portfolio is congruent with the actively managed equity portfolios and solves for exposures that line up with our overall benchmark index, the Russell 3000. In total, the equity portfolio is comprised of 88 securities.

INTEREST AND GENERAL CORPORATE EXPENSE

We incurred $7 million of interest expense on outstanding debt during 2023 and $8 million in 2022. At December 31, 2023, our debt consisted of $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries a floating interest rate of 7.07 percent, which will reset during the first quarter of 2024. Additionally, we borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) that matures on November 12, 2024 and pays interest monthly at an annualized rate of 5.44 percent. Comparatively, at December 31, 2022, our debt consisted of $150 million in senior notes that matured on September 15, 2023 and paid interest semi-annually at a rate of 4.875 percent, as well as $50 million of borrowings from the FHLBC that matured on November 10, 2023 and paid interest monthly at an annualized rate of 0.84 percent.

We incurred $16 million of general corporate expense during 2023 and $13 million in 2022. As discussed previously, general corporate expenses tend to fluctuate relative to our incentive compensation plans. Our compensation model measures components of comprehensive earnings against a minimum required return on our capital. Bonuses are earned as we generate earnings in excess of this required return. In 2023 and 2022, we exceeded the required return, resulting in the accrual of executive bonuses. Positive market returns and book value growth in 2023 resulted in higher variable compensation earned than in 2022.

INVESTEE EARNINGS

As of December 31, 2023, we had a 23 percent interest in the equity and earnings of Prime Holdings Insurance Services, Inc. (Prime). Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. As a private company, the market for Prime’s stock is limited. While we have certain rights under our shareholder agreement, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2023, we recorded $10 million in investee earnings for Prime, compared to $13 million in 2022. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $7 million of gross premiums written and $13 million of net premiums earned during 2023, compared to $21 million of gross premiums written and $23 million of net premiums earned during 2022. The decrease in premiums is attributable to a reduction of our participation in the quota share reinsurance treaty in 2023, as well as the competitive market in which Prime operates.

We owned a 40 percent equity interest in Maui Jim, a manufacturer of high-quality sunglasses, but sold our interest in 2022. For more information on the sale, see note 13 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. Our investment in Maui Jim was carried at the RLI Corp. holding company level, as it was not core to our insurance operations. We did not recognize investee earnings from Maui Jim in 2023 and recorded less than $1 million in 2022.

We did not receive a dividend from our equity method investments in 2023 or 2022. Dividends from our equity method investees have been irregular in nature, and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs.

INCOME TAXES

Our effective tax rates were 19.3 percent and 19.0 percent for 2023 and 2022, respectively. Effective rates are dependent upon components of pretax earnings, which is impacted by the volatility of unrealized gains and losses in equity securities, and the related tax effects. The effective rate was higher in 2023 due to lower levels of tax-favored adjustments, such as dividends paid to our Employee Stock Ownership Plan (ESOP), tax credits and excess tax benefits on share-based compensation.

Dividends paid to our ESOP result in a tax deduction. Dividends paid to the ESOP in 2023 and 2022 resulted in tax benefits of $1.6 million and $4.2 million, respectively. These tax benefits reduced the effective tax rate for 2023 and 2022 by 0.4 percent and 0.6 percent, respectively.

NET UNPAID LOSSES AND SETTLEMENT EXPENSES

The primary liability on our balance sheet relates to unpaid losses and settlement expenses, which represents our estimated liability for losses and related settlement expenses before considering offsetting reinsurance balances recoverable. The largest asset on our balance sheet, outside of investments, is the reinsurance balances recoverable on unpaid losses and settlement expenses, which serves to offset this liability. The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to the Company. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $1.7 billion at December 31, 2023, from $1.6 billion as of December 31, 2022. This reflects incurred losses of $604 million in 2023 offset by paid losses of $491 million, compared to incurred losses of $514 million offset by $374 million paid in 2022. For more information on the changes in loss and LAE reserves by segment, see note 6 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) are generally subject to the same influences that affect net reserves, though changes to our reinsurance agreements can cause reinsurance balances recoverable to behave differently. Total gross loss and LAE reserves increased to $2.4 billion at December 31, 2023, from $2.3 billion at December 31, 2022, while ceded loss and LAE reserves increased to $757 million from $740 million over the same period.

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

(in thousands)	2023	2022
Net cash provided by operating activities	$464,257	$250,448
Net cash provided by (used in) investing activities	(211,803)	48,879
Net cash used in financing activities	(238,848)	(365,313)

We have posted positive operating cash flow in the last two years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2022, we received $687 million of cash proceeds from the sale of our equity method investment in Maui Jim, which were classified as investing cash flows. However, tax payments associated with Maui Jim were classified as operating activities and totaled $142 million. During 2023, the majority of cash outflows were associated with the net purchase of fixed income securities, classified as investing activities, and the payment of our regular quarterly dividends and $2.00 per share special dividend, classified as financing activities. During 2022, we used a portion of the proceeds from the sale of Maui Jim to pay a $7.00 special dividend.

We have entered into certain contractual obligations that require the Company to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2023:

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Loss and settlement expense reserves	$720,303	$861,838	$458,414	$405,470	$2,446,025
Debt	100,000	—	—	—	100,000
Interest on debt	2,388	—	—	—	2,388
Operating leases	4,090	5,515	2,810	4,503	16,918
Other invested assets	2,136	2,395	38	65	4,634
Total	$828,917	$869,748	$461,262	$410,038	$2,569,965

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge the Company of its liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $757 million at December 31, 2023, compared to $740 million in 2022.

The next largest contractual obligation relates to debt outstanding. On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). As the borrowing may be repaid at any time and carries a floating interest rate of 7.07 percent, which will reset during the first quarter of 2024, interest on this $50 million borrowing is excluded from the table above. Additionally, on November 10, 2023 we borrowed $50 million from the FHLBC. The borrowing matures on November 12, 2024 and monthly interest is paid at an annualized rate of 5.44 percent. We are not party to any off-balance sheet arrangements. See note 4 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for more information on our debt. Additionally, see note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for information on our obligations for other invested assets.

At December 31, 2023, we had cash, short-term investments and other investments maturing within one year of approximately $328 million and an additional $911 million of investments maturing between 1 to 5 years. Our revolving line of credit with PNC permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. As of December 31, 2023, $50 million was outstanding on this facility. Additionally, based on qualifying assets and the $50 million borrowing outstanding with the FHLBC as of year-end, additional aggregate borrowing capacity from the FHBLC is approximately $15 million. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing.

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

We have historically grown our total capital as a result of three sources of funds: (1) earnings on underwriting and investing activities, (2) appreciation in the value of our investments and (3) the issuance of common stock and debt. We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have consistently generated positive operating cash flow. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 28 consecutive years.

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

The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, so their timing can influence cash flows from operating activities in any given period. We are subject to the risk of incurring significant losses on catastrophes, both natural (such as earthquakes and hurricanes) and man-made (such as terrorism). If we were to incur such losses, we would have to make significant claim payments in a relatively concentrated period of time.

INVESTING ACTIVITIES

The following list highlights some of the major sources and uses of cash flow from investing activities:

Sources	Uses
Proceeds from sale, call or maturity of bonds	Purchase of bonds
Proceeds from sale of stocks	Purchase of stocks
Proceeds from sale of other invested assets	Purchase of other invested assets
Acquisitions
Purchase of property and equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2023, our portfolio had a carrying value of $3.7 billion. Portfolio assets at December 31, 2023, increased by $404 million, or 12 percent, from December 31, 2022.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2023 and 2022, 42 percent of our shareholders’ equity was invested in equities.

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

FINANCING ACTIVITIES

In addition to the previously discussed operating and investing activities, we also engage in financing activities to manage our capital structure. The following list highlights some of the major sources and uses of cash flow from financing activities:

Sources	Uses
Proceeds from stock offerings	Shareholder dividends
Proceeds from debt offerings	Debt repayment
Shares issued under stock option plans	Share buy-backs

Our capital structure is comprised of equity and debt obligations. As of December 31, 2023, our capital structure consisted of $100 million in debt and $1.4 billion of shareholders’ equity. Debt outstanding comprised 7 percent of total capital as of December 31, 2023.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2023, our holding company had $1.4 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $145 million in liquid investment assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company level are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to the capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2023 and 2022, our principal insurance subsidiary paid ordinary dividends totaling $145 million and $13 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. No extraordinary dividends were paid in 2023 or 2022. As of December 31, 2023, $7 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Our 191st consecutive dividend payment was declared in February 2024 and will be paid on March 20, 2024, in the amount of $0.27 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2023. Listed on each table is the December 31, 2023 fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market risk sensitive instruments are all classified as held for non-trading purposes, as we do not hold any trading securities. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2023, our fixed income portfolio had a fair value of $2.9 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2023, levels with all other variables held constant. Such scenarios would result in modeled decreases in the fair value of the fixed income portfolio of $132 million and $255 million, respectively. Comparatively, our fixed income portfolio had a fair value of $2.7 billion as of December 31, 2022 and scenarios of interest rates increasing 100 and 200 basis points would have resulted in modeled decreases of $111 million and $215 million, respectively.

As of December 31, 2023, our equity portfolio had a fair value of $590 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $55 million and $110 million, respectively. Comparatively, our equity portfolio had a fair value of $498 million as of December 31, 2022 and scenarios of the S&P 500 Index declining by 10 percent and 20 percent would have resulted in approximate decreases of $46 million and $93 million, respectively.

While the declines in market value outlined below are modeled as instantaneous changes, we would expect movements in capital markets to occur over time, with investment income offering an offset to any decrease in prices.

Under the assumptions of rising interest rates and a decreasing S&P 500 Index, the fair value of our assets will decrease from their present levels by the indicated amounts.

Effect of a 100 basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/23 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,855,849	$(131,647)	$—
Equity securities	590,041	—	(54,927)
Total	$3,445,890	$(131,647)	$(54,927)

Effect of a 200 basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/23 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,855,849	$(254,624)	$—
Equity securities	590,041	—	(109,854)
Total	$3,445,890	$(254,624)	$(109,854)

Comparatively, under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

Effect of a 100 basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/23 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,855,849	$141,076	$—
Equity securities	590,041	—	54,927
Total	$3,445,890	$141,076	$54,927

Effect of a 200 basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/23 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$2,855,849	$291,715	$—
Equity securities	590,041	—	109,854
Total	$3,445,890	$291,715	$109,854

Item 8. Financial Statements and Supplementary Data

RLI Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2023	2022
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,855,849	$2,666,950
(amortized cost of $3,054,391 and allowance for credit losses of $306 in 2023)
(amortized cost of $2,945,273 and allowance for credit losses of $339 in 2022)
Equity securities, at fair value (cost - $354,022 in 2023 and $328,019 in 2022)	590,041	498,382
Short-term investments, at cost which approximates fair value	134,923	36,229
Other invested assets	59,081	47,922
Cash	36,424	22,818
Total investments and cash	$3,676,318	$3,272,301
Accrued investment income	24,062	21,259
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $21,438 in 2023 and $18,696 in 2022	221,206	189,501
Ceded unearned premiums	112,257	138,457
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,608 in 2023 and $11,250 in 2022	757,349	740,089
Deferred policy acquisition costs	146,566	127,859
Property and equipment, at cost, net of accumulated depreciation of $74,279 in 2023 and $68,633 in 2022	46,715	49,573
Investment in unconsolidated investees	56,966	58,275
Goodwill and intangibles	53,562	53,562
Income taxes - deferred	15,872	40,269
Other assets	69,348	75,923
TOTAL ASSETS	$5,180,221	$4,767,068

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Unpaid losses and settlement expenses	$2,446,025	$2,315,637
Unearned premiums	892,326	785,085
Reinsurance balances payable	71,507	61,100
Funds held	101,446	101,144
Income taxes - current	3,757	—
Debt	100,000	199,863
Accrued expenses	108,880	94,869
Other liabilities	42,766	32,029
TOTAL LIABILITIES	$3,766,707	$3,589,727

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,570,261 shares issued and 45,640,047 shares outstanding in 2023)
(68,399,966 shares issued and 45,469,752 shares outstanding in 2022)	$686	$684
Paid-in capital	362,345	352,391
Accumulated other comprehensive earnings	(166,303)	(229,076)
Retained earnings	1,609,785	1,446,341
Deferred compensation	13,539	12,015
Treasury stock, at cost (22,930,214 shares in 2023 and 2022)	(406,538)	(405,014)
TOTAL SHAREHOLDERS' EQUITY	$1,413,514	$1,177,341
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,180,221	$4,767,068

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net premiums earned	$1,294,306	$1,144,436	$980,903
Net investment income	120,383	86,078	68,862
Net realized gains	32,518	588,515	64,222
Net unrealized gains (losses) on equity securities	64,787	(121,037)	65,258
Consolidated revenue	$1,511,994	$1,697,992	$1,179,245
Losses and settlement expenses	604,413	514,376	456,602
Policy acquisition costs	418,325	369,632	317,468
Insurance operating expenses	98,383	82,212	76,907
Interest expense on debt	7,301	8,047	7,677
General corporate expenses	15,917	12,900	13,330
Total expenses	$1,144,339	$987,167	$871,984
Equity in earnings of unconsolidated investees	9,610	9,853	37,060
Earnings before income taxes	$377,265	$720,678	$344,321
Income tax expense (benefit):
Current	64,944	186,906	46,040
Deferred	7,710	(49,639)	18,927
Income tax expense	$72,654	$137,267	$64,967
Net earnings	$304,611	$583,411	$279,354

Other comprehensive earnings (loss), net of tax	62,773	(278,902)	(58,888)
Comprehensive earnings	$367,384	$304,509	$220,466

Basic net earnings per share	$6.68	$12.86	$6.18
Diluted net earnings per share	$6.61	$12.74	$6.11

Weighted average number of common shares outstanding:
Basic	45,596	45,368	45,230
Diluted	46,077	45,794	45,712

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Shareholders’ Equity

		Total			Accumulated Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2021	45,142,580	$1,135,978	$681	$335,365	$108,714	$1,084,217	$8,292	$(401,291)
Net earnings	—	279,354	—	—	—	279,354	—	—
Other comprehensive earnings (loss), net of tax	—	(58,888)	—	—	(58,888)	—	—	—
Deferred compensation	—	—	—	—	—	—	1,350	(1,350)
Share-based compensation	146,757	8,378	1	8,377	—	—	—	—
Dividends and dividend equivalents ($2.99 per share)	—	(135,461)	—	—	—	(135,461)	—	—
Balance, December 31, 2021	45,289,337	$1,229,361	$682	$343,742	$49,826	$1,228,110	$9,642	$(402,641)
Net earnings	—	583,411	—	—	—	583,411	—	—
Other comprehensive earnings (loss), net of tax	—	(278,902)	—	—	(278,902)	—	—	—
Deferred compensation	—	—	—	—	—	—	2,373	(2,373)
Share-based compensation	180,415	8,651	2	8,649	—	—	—	—
Dividends and dividend equivalents ($8.03 per share)	—	(365,180)	—	—	—	(365,180)	—	—
Balance, December 31, 2022	45,469,752	$1,177,341	$684	$352,391	$(229,076)	$1,446,341	$12,015	$(405,014)
Cumulative-effect adjustment from ASU 2023-02		(951)				(951)
Net earnings	—	304,611	—	—	—	304,611	—	—
Other comprehensive earnings (loss), net of tax	—	62,773	—	—	62,773	—	—	—
Deferred compensation	—	—	—	—	—	—	1,524	(1,524)
Share-based compensation	170,295	9,956	2	9,954	—	—	—	—
Dividends and dividend equivalents ($3.07 per share)	—	(140,216)	—	—	—	(140,216)	—	—
Balance, December 31, 2023	45,640,047	$1,413,514	$686	$362,345	$(166,303)	$1,609,785	$13,539	$(406,538)

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net earnings	$304,611	$583,411	$279,354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized gains	(32,518)	(588,515)	(64,222)
Net unrealized (gains) losses on equity securities	(64,787)	121,037	(65,258)
Depreciation	8,545	7,981	7,394
Deferred income tax expense (benefit)	7,710	(49,639)	18,927
Other items, net	24,947	(20,467)	14,141
Change in:
Accrued investment income	(2,803)	(3,754)	(1,379)
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	(31,705)	(22,222)	7,349
Reinsurance balances payable	10,407	18,249	586
Funds held	302	11,371	8,026
Ceded unearned premiums	26,200	(7,541)	(17,428)
Reinsurance balances recoverable on unpaid losses and settlement expenses	(17,260)	(132,003)	(164,357)
Deferred policy acquisition costs	(18,707)	(24,306)	(15,128)
Accrued expenses	14,011	(3,405)	22,349
Unpaid losses and settlement expenses	130,388	272,082	293,506
Unearned premiums	107,241	104,641	94,058
Current income taxes payable	7,285	(6,619)	4,047
Changes in investment in unconsolidated investees:
Undistributed earnings	(9,610)	(9,853)	(37,060)
Net cash provided by operating activities	$464,257	$250,448	$384,905

Cash flows from investing activities:
Purchase of:
Fixed income securities, available-for-sale	$(662,070)	$(2,053,359)	$(733,811)
Equity securities	(55,652)	(45,007)	(140,721)
Property and equipment	(5,913)	(5,889)	(8,310)
Equity method investee	—	(3,819)	(8,978)
Other	(10,786)	(5,704)	(11,428)
Proceeds from sale of:
Fixed income securities, available-for-sale	50,135	53,300	63,811
Equity securities	51,881	62,212	180,256
Equity method investee	14,284	686,666	—
Property and equipment	27	375	—
Other	817	2,659	7,605
Proceeds from call or maturity of:
Fixed income, available-for-sale	504,168	1,393,674	376,750
Net purchase of short-term investments	(98,694)	(36,229)	—
Net cash provided by (used in) investing activities	$(211,803)	$48,879	$(274,826)

Cash flows from financing activities:
Proceeds from issuance of debt	$100,000	$—	$50,000
Repayment of debt	(200,000)	—	—
Proceeds from stock option exercises	1,245	(465)	1,838
Cash dividends paid	(140,093)	(364,848)	(135,330)
Net cash used in financing activities	$(238,848)	$(365,313)	$(83,492)

Net increase (decrease) in cash	$13,606	$(65,986)	$26,587
Cash at beginning of year	22,818	88,804	62,217
Cash at end of year	$36,424	$22,818	$88,804

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements include the accounts of our holding company and our subsidiaries. Intercompany balances and transactions have been eliminated. Certain reclassifications were made to 2022 and 2021 to conform to the classifications used in the current year. The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no subsequent events requiring adjustment to the financial statements or disclosure.

C.	ADOPTED ACCOUNTING STANDARDS

2023-02—Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Method

The amendments in this Accounting Standards Update (ASU) permit the use of the proportional amortization method for investments in tax credits if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the amount of tax credits and other tax benefits received, with the amortization and tax credits presented as a component of income tax expense. Under previous guidance, equity investments in tax credit structures, other than qualified affordable housing projects, were accounted for using the equity method of accounting, which required the presentation of income, gains and losses, and tax credits in their respective line items of the statement of earnings. This ASU allows entities to make an accounting policy election on an individual tax credit program basis for all equity investments whose primary purpose is receiving income tax credits or other income tax benefits.

We adopted ASU 2023-02 on January 1, 2023 using a modified-retrospective approach. Through 2022, our investment in historic tax credit partnerships was presented in the balance sheet as an investment in unconsolidated investee. On January 1, 2023, the $11 million investment was moved to the other invested assets line item, and the asset and retained earnings were reduced by $1 million to reflect the difference between applying the equity method and the proportional method since the investment was entered into. While the amortization of the investment will be presented in income tax expense going forward, rather than in equity in earnings of unconsolidated investees, the impact to net earnings will not have a material impact on our financial statements.

D.	PROSPECTIVE ACCOUNTING STANDARDS

2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The guidance in ASU 2023-07 was designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Although the Company continues to evaluate the impact of adopting this new accounting standard, the amendments are disclosure-related and should not have a material impact on our financial statements.

2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The guidance in ASU 2023-09 was designed to increase transparency about income tax information through improvements to the rate reconciliation and disclosure of income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. Although the Company continues to evaluate the impact of adopting this new accounting standard, the amendments are disclosure-related and should not have a material impact on our financial statements.

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

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. Other invested assets include investments in low-income housing tax credit (LIHTC) and historic tax credit (HTC) partnerships, membership in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC and HTC investments are carried at amortized cost, and our investment in FHLBC stock is carried at cost. Due to the nature of cash, the LIHTC and HTC partnerships, and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

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

Property and equipment are presented at cost less accumulated depreciation and are depreciated on a straight-line basis over periods ranging from 3 to 10 years for equipment and up to 30 years for buildings and improvements.

J.	INVESTMENTS IN UNCONSOLIDATED INVESTEES

Our investments accounted for under the equity method are primarily related to Prime Holdings Insurance Services, Inc. (Prime) and Maui Jim, Inc. (Maui Jim). As of December 31, 2023, we had a 23 percent interest in the equity and earnings of Prime. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Our investment in Prime was $56 million at December 31, 2023 and $47 million at December 31, 2022. In 2023, we recorded $10 million in investee earnings for Prime, compared to $13 million in 2022 and $17 million in 2021. The decrease in investee earnings is reflective of the competitive market in which Prime writes business. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $7 million of gross premiums written and $13 million of net premiums earned during 2023, compared to $21 million of gross premiums written and $23 million of net premiums earned during 2022, and $22 million of gross premiums written and $19 million of net premiums earned during 2021. The decrease in gross premiums written and net premiums earned is attributable to a reduction of our participation in the quota share reinsurance treaty in 2023, as well as the competitive market in which Prime operates.

We owned a 40 percent interest in the equity and earnings of Maui Jim, a manufacturer of high-quality sunglasses, but sold our interest in 2022. See note 13 for more information on the sale. We carried this investment at the holding company level as it was not core to our insurance operations. We did not recognize investee earnings from Maui Jim in 2023, but recorded less than $1 million in 2022 and $23 million in 2021.

Our equity method investments recorded net income of $45 million in 2023, $59 million in 2022 and $125 million in 2021. Additional summarized financial information for our equity method investments as of 2023 and 2022 is outlined in the following table:

(in millions)	2023	2022
Total assets	$944	$906
Total liabilities	691	690
Total equity	253	216

Approximately $62 million of undistributed earnings from our equity method investees were included in our retained earnings as of December 31, 2023. Undistributed earnings exceeded our investment in unconsolidated investees as rising interest rates on Prime’s fixed income portfolio resulted in the recognition of other comprehensive losses. We did not receive any dividends from our equity method investees during 2023, 2022 or 2021.

We perform annual impairment reviews of our investments in unconsolidated investees, which take into consideration current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.	GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill and intangibles at December 31, 2023 and 2022, is detailed in the following table:

(in thousands)	2023	2022
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	$7,500	$7,500
Total goodwill and intangibles	$53,562	$53,562

As the amortization of goodwill and indefinite-lived intangible assets is not permitted, the assets are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Annual impairment testing was performed on each of our goodwill and indefinite-lived intangible assets during 2023. Based upon these reviews, our goodwill and state insurance license indefinite-lived intangible assets were not impaired. In addition, as of December 31, 2023, there were no triggering events on goodwill and intangible assets that would suggest an updated review was necessary.

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

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2023
Basic EPS
Income available to common shareholders	$304,611	45,596	$6.68
Stock options	—	481
Diluted EPS
Income available to common shareholders and assumed conversions	$304,611	46,077	$6.61
Anti-dilutive options excluded from diluted EPS		173

For the year ended December 31, 2022
Basic EPS
Income available to common shareholders	$583,411	45,368	$12.86
Stock options	—	426
Diluted EPS
Income available to common shareholders and assumed conversions	$583,411	45,794	$12.74
Anti-dilutive options excluded from diluted EPS		295

For the year ended December 31, 2021
Basic EPS
Income available to common shareholders	$279,354	45,230	$6.18
Stock options	—	482
Diluted EPS
Income available to common shareholders and assumed conversions	$279,354	45,712	$6.11
Anti-dilutive options excluded from diluted EPS		214

P.	COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $17 million, $(74) million and $(16) million for 2023, 2022 and 2021, respectively.

The table below illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements.

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$(229,076)	$49,826	$108,714
Other comprehensive earnings before reclassifications	59,922	(281,189)	(57,454)
Amounts reclassified from accumulated other comprehensive earnings	2,851	2,287	(1,434)
Net current period other comprehensive earnings (loss)	$62,773	$(278,902)	$(58,888)
Ending balance	$(166,303)	$(229,076)	$49,826
Balance of securities for which an allowance for credit losses has not been recognized in net earnings	$1,224	$1,693	$124

Credit losses or the sale of an available-for-sale security resulted in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)
Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2023	2022	2021	Consolidated Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(3,641)	$(2,997)	$1,859	Net realized gains (losses)
	32	102	(44)	Credit gains (losses) presented within net realized gains
	$(3,609)	$(2,895)	$1,815	Earnings (loss) before income taxes
	758	608	(381)	Income tax (expense) benefit
	$(2,851)	$(2,287)	$1,434	Net earnings (loss)

Q.	FAIR VALUE DISCLOSURES

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

Equity Securities: As of December 31, 2023, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Equity securities not traded on an exchange, for which pricing is provided by a third-party pricing source using observable inputs, are classified as Level 2. Equity securities not traded on an exchange and that rely on one or more unobservable inputs in pricing are classified as Level 3.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy. The fair value of our debt is discussed further in note 4.

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

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability. As of December 31, 2023, we had $2.4 billion of gross loss and LAE reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and our payment of that loss. As part of the reserving process, we review historical data and consider the impact of various factors such as trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability would suffer.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes by restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast, and windstorms affecting commercial properties in coastal regions of the United States. We are also exposed to convective storms, winter weather, wildfires, lava flows in Hawaii as well as terrorist events in the United States.

For our catastrophe reinsurance treaty, which renewed on January 1, 2023, we purchased limits of $700 million in excess of $25 million first-dollar retention for earthquakes in California, $700 million in excess of a $50 million first-dollar retention for earthquakes outside of California and $600 million in excess of a $50 million first-dollar retention for all other perils, including wind. These amounts were subject to certain co-participations by the Company on losses in excess of the first-dollar retentions. On June 1, 2023, we purchased $150 million of additional catastrophe reinsurance protection on top of the previously described coverage, to support growth in our catastrophe-exposed business. This increased the limits to $850 million in excess of $25 million first-dollar retention for earthquakes in California, $850 million in excess of $50 million first-dollar retention for earthquakes outside of California and $750 million in excess of $50 million first-dollar retention for all other perils, including wind, all of which were still subject to certain co-participations in excess of the retentions.

The majority of our catastrophe reinsurance treaty renewed on January 1, 2024 and the remaining portions of certain layers of coverage will renew on June 1, 2024. We purchased the same limits over the same first-dollar retention amounts outlined above, subject to certain retentions by us in the excess layers. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

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

The National Association of Insurance Commissioners (NAIC) has developed Property and Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support investment and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2023, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 9 for further discussion of statutory information and related insurance regulatory restrictions.

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

A summary of net investment income is as follows:

(in thousands)	2023	2022	2021
Interest on fixed income securities	$103,446	$77,164	$60,624
Dividends on equity securities	12,238	11,912	11,787
Interest on cash, short-term investments and other invested assets	10,940	2,467	2,639
Gross investment income	$126,624	$91,543	$75,050
Less investment expenses	(6,241)	(5,465)	(6,188)
Net investment income	$120,383	$86,078	$68,862

Pretax net realized gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized below.

(in thousands)	2023	2022	2021
Net realized gains (losses):
Fixed income:
Available-for-sale	$(3,641)	$(2,997)	$1,859
Equity securities	22,232	20,287	62,512
Investment in unconsolidated investees	14,084	570,952	(61)
Other	(157)	273	(88)
Total net realized gains (losses)	$32,518	$588,515	$64,222

Net changes in unrealized gains (losses) on investments:
Equity securities	$65,655	$(118,912)	$58,459
Other invested assets	(868)	(2,125)	6,799
Total unrealized gains (losses) on equity securities recognized in net earnings	$64,787	$(121,037)	$65,258

Fixed income:
Available-for-sale	$79,782	$(341,944)	$(71,538)
Investment in unconsolidated investees	(290)	(10,994)	(3,047)
Other	(33)	(102)	44
Total unrealized gains (losses) recognized in other comprehensive earnings	$79,459	$(353,040)	$(74,541)
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$176,764	$114,438	$54,939

The change in the portfolio’s unrealized gain (loss) position was due to a rally in fixed income securities, as well as strong equity market returns during the year.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities:

SALES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2023
Available-for-sale	$49,960	$451	$(2,174)	$(1,723)
Equities	51,881	23,482	(1,250)	22,232
2022
Available-for-sale	$51,355	$287	$(2,849)	$(2,562)
Equities	62,212	21,623	(1,336)	20,287
2021
Available-for-sale	$65,262	$2,161	$(815)	$1,346
Equities	180,256	64,298	(1,786)	62,512

CALLS/MATURITIES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2023
Available-for-sale	$506,910	$39	$(162)	$(123)
2022
Available-for-sale	$1,393,704	$196	$(55)	$141
2021
Available-for-sale	$376,751	$638	$(125)	$513

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, are summarized below:

	2023
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$308,031	$—	$308,031
U.S. agency	—	59,826	—	59,826
Non-U.S. government & agency	—	3,882	—	3,882
Agency MBS	—	425,285	—	425,285
ABS/CMBS/MBS*	—	281,182	—	281,182
Corporate	—	1,164,548	60,471	1,225,019
Municipal	—	552,624	—	552,624
Total fixed income securities - available-for-sale	$—	$2,795,378	$60,471	$2,855,849
Equity securities	588,416	—	1,625	590,041
Total	$588,416	$2,795,378	$62,096	$3,445,890
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	2022
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$454,021	$—	$454,021
U.S. agency	—	73,063	—	73,063
Non-U.S. government & agency	—	5,847	—	5,847
Agency MBS	—	331,806	—	331,806
ABS/CMBS/MBS*	—	240,736	—	240,736
Corporate	—	980,676	53,654	1,034,330
Municipal	—	527,147	—	527,147
Total fixed income securities - available-for-sale	$—	$2,613,296	$53,654	$2,666,950
Equity securities	496,731	39	1,612	498,382
Total	$496,731	$2,613,335	$55,266	$3,165,332
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2023	$55,266
Net realized and unrealized gains
Included in other comprehensive earnings	2,461
Purchases	7,921
Sales	(3,552)
Balance as of December 31, 2023	$62,096
Change in unrealized gains during the period for Level 3 assets held at period-end - included in other comprehensive earnings	$2,461

The amortized cost and estimated fair value of fixed income securities at December 31, 2023, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$157,831	$156,463
Due after one year through five years	904,769	874,375
Due after five years through 10 years	674,761	654,068
Due after 10 years	548,021	464,476
ABS/CMBS/MBS*	769,009	706,467
Total available-for-sale	$3,054,391	$2,855,849

*Asset-backed, commercial mortgage-backed and mortgage-backed securities

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The amortized cost and fair value of available-for-sale securities at December 31, 2023 and 2022 are presented in the tables below. Amortized cost does not include the $23 million and $20 million of accrued interest receivable as of December 31, 2023 and 2022, respectively.

	2023
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$312,632	$—	$1,257	$(5,858)	$308,031
U.S. agency	60,763	—	652	(1,589)	59,826
Non-U.S. government & agency	4,800	—	—	(918)	3,882
Agency MBS	460,551	—	2,636	(37,902)	425,285
ABS/CMBS/MBS*	308,458	(3)	611	(27,884)	281,182
Corporate	1,273,187	(303)	8,766	(56,631)	1,225,019
Municipal	634,000	—	2,238	(83,614)	552,624
Total fixed income	$3,054,391	$(306)	$16,160	$(214,396)	$2,855,849

	2022
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$462,884	$—	$8	$(8,871)	$454,021
U.S. agency	75,074	—	26	(2,037)	73,063
Non-U.S. government & agency	6,798	—	—	(951)	5,847
Agency MBS	373,687	—	336	(42,217)	331,806
ABS/CMBS/MBS*	276,126	(8)	62	(35,444)	240,736
Corporate	1,122,097	(331)	541	(87,977)	1,034,330
Municipal	628,607	—	1,265	(102,725)	527,147
Total fixed income	$2,945,273	$(339)	$2,238	$(280,222)	$2,666,950
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the fair value is below amortized cost. As of December 31, 2023, the discounted cash flow analysis resulted in an allowance for credit losses on 14 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

(in thousands)	2023	2022
Beginning balance	$339	$441
Increase to allowance from securities for which credit losses were not previously recorded	71	337
Reduction from securities sold during the period	(154)	(671)
Net increase (decrease) from securities that had an allowance at the beginning of the period	50	232
Ending balance	$306	$339

Net realized gains included $2 million of losses on fixed income securities for which the cost basis was written down to fair value due to a credit event, restructurings and losses on securities for which we no longer had the intent to hold until recovery. In 2022, less than $1 million in such losses were recognized. We believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

As of December 31, 2023, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,267 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $214 million in associated unrealized losses represents 7 percent of the fixed income portfolio’s cost basis and 6 percent of total invested assets. Isolated to these securities, unrealized losses at the end of 2023 decreased compared to the previous year due to positive price movements as markets rallied in the later part of 2023. Of the total 1,267 securities, 1,138 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of December 31, 2023 and 2022. We believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	December 31, 2023			December 31, 2022
		12 Mos.			12 Mos.
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. government
Fair value	$37,718	$204,556	$242,274	$399,361	$8,828	$408,189
Amortized cost	37,950	210,182	248,132	407,340	9,720	417,060
Unrealized loss	$(232)	$(5,626)	$(5,858)	$(7,979)	$(892)	$(8,871)
U.S. agency
Fair value	$8,736	$29,632	$38,368	$32,987	$2,170	$35,157
Amortized cost	8,790	31,167	39,957	34,627	2,567	37,194
Unrealized loss	$(54)	$(1,535)	$(1,589)	$(1,640)	$(397)	$(2,037)
Non-U.S. government & agency
Fair value	$—	$3,882	$3,882	$3,626	$2,221	$5,847
Amortized cost	—	4,800	4,800	3,798	3,000	6,798
Unrealized loss	$—	$(918)	$(918)	$(172)	$(779)	$(951)
Agency MBS
Fair value	$61,196	$275,707	$336,903	$197,252	$117,851	$315,103
Amortized cost	61,714	313,091	374,805	212,776	144,544	357,320
Unrealized loss	$(518)	$(37,384)	$(37,902)	$(15,524)	$(26,693)	$(42,217)
ABS/CMBS/MBS*
Fair value	$12,240	$211,436	$223,676	$96,754	$136,149	$232,903
Amortized cost	12,367	239,193	251,560	104,724	163,623	268,347
Unrealized loss	$(127)	$(27,757)	$(27,884)	$(7,970)	$(27,474)	$(35,444)
Corporate
Fair value	$67,402	$822,731	$890,133	$660,830	$323,337	$984,167
Amortized cost	68,345	878,419	946,764	697,437	374,707	1,072,144
Unrealized loss	$(943)	$(55,688)	$(56,631)	$(36,607)	$(51,370)	$(87,977)
Municipal
Fair value	$61,218	$391,361	$452,579	$228,827	$204,324	$433,151
Amortized cost	61,697	474,496	536,193	255,240	280,636	535,876
Unrealized loss	$(479)	$(83,135)	$(83,614)	$(26,413)	$(76,312)	$(102,725)
Total fixed income
Fair value	$248,510	$1,939,305	$2,187,815	$1,619,637	$794,880	$2,414,517
Amortized cost	250,863	2,151,348	2,402,211	1,715,942	978,797	2,694,739
Unrealized loss	$(2,353)	$(212,043)	$(214,396)	$(96,305)	$(183,917)	$(280,222)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

OTHER INVESTED ASSETS

We had $59 million of other invested assets at December 31, 2023, compared to $48 million at the end of 2022. Other invested assets include investments in low-income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership stock in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC and HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investments’ net asset value.

Our LIHTC interests had a balance of $10 million at December 31, 2023, compared to $13 million at December 31, 2022. Our LIHTC interests recognized amortization of $3 million as a component of income tax expense in 2023, compared to $3 million in 2022 and $3 million in 2021. Additionally, our LIHTC recognized a total tax benefit of $3 million during 2023, compared to $3 million during 2022 and $4 million during 2021. Our unfunded commitment for our LIHTC investments was less than $1 million at December 31, 2023 and will be paid out in installments through 2035.

Our HTC investment had a balance of $13 million at December 31, 2023, compared to $11 million at December 31, 2022. Through 2022, the investment was accounted for as an investment in unconsolidated investee. Due to the adoption of ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, the investment was reclassified as an other invested asset during 2023. A total tax benefit of $6 million was recognized from our HTC investment during 2023, compared to $5 million during 2022 and $4 million during 2021. Our HTC recognized $4 million of amortization as a component of income tax expense during 2023.

Our investments in private funds totaled $28 million at December 31, 2023 and 2022, and we had $4 million of associated unfunded commitments at December 31, 2023. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities and the timed dissolution of the partnerships would trigger redemption.

Restricted Assets

As of December 31, 2023, $59 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of the FHLBC stock provides. On November 10, 2023, RLI Insurance Company borrowed $50 million from the FHLBC, which was outstanding as of December 31, 2023.

As of December 31, 2023, fixed income securities with a carrying value of $93 million were on deposit with regulatory authorities as required by law.

3.	POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

(in thousands)	2023	2022	2021
Deferred policy acquisition costs (DAC), beginning of year	$127,859	$103,553	$88,425
Deferred:
Direct commissions	$313,675	$277,553	$236,145
Premium taxes	19,736	18,616	17,012
Ceding commissions	(38,809)	(39,458)	(47,592)
Net deferred	$294,602	$256,711	$205,565
Amortized	275,895	232,405	190,437
DAC, end of year	$146,566	$127,859	$103,553

Policy acquisition costs:
Amortized to expense - DAC	$275,895	$232,405	$190,437
Period costs:
Ceding commission - contingent	(11,857)	(5,882)	(4,303)
Other underwriting expenses	154,287	143,109	131,334
Total policy acquisition costs	$418,325	$369,632	$317,468

4.	DEBT

As of December 31, 2023, outstanding debt balances totaled $100 million.

On September 15, 2023, we retired $150 million in senior notes that were originally issued in 2013 and paid interest semi-annually at the rate of 4.875 percent. Additionally, on September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries a floating interest rate of 7.07 percent, which will reset during the first quarter of 2024. The credit facility with PNC was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026.

On November 10, 2023, we repaid $50 million that was borrowed from the Federal Home Loan Bank of Chicago (FHLBC) in 2021 and paid interest monthly at an annualized rate of 0.84 percent. Additionally, on November 10, 2023 we borrowed $50 million from the FHLBC. The borrowing matures on November 12, 2024 and monthly interest is paid at an annualized rate of 5.44 percent.

Due to the lack of marketability and short tenor of our borrowings, the fair value of our debt approximates the carrying value. We paid $9 million of interest on our debt in 2023, compared to $8 million in 2022 and $7 million in 2021. The average rate on debt was 4.07 percent in 2023, 3.89 percent in 2022 and 4.77 percent in 2021. The weighted average interest rate on debt outstanding was 6.26 percent as of December 31, 2023.

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

Through the purchase of reinsurance, we also limit our net loss on any individual risk to a maximum of $10 million, although retentions can vary.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2023	2022	2021
WRITTEN
Direct	$1,783,862	$1,531,656	$1,313,093
Reinsurance assumed	22,798	33,830	34,261
Reinsurance ceded	(378,913)	(323,950)	(289,821)
Net	$1,427,747	$1,241,536	$1,057,533

EARNED
Direct	$1,671,044	$1,425,165	$1,222,346
Reinsurance assumed	28,375	35,680	30,950
Reinsurance ceded	(405,113)	(316,409)	(272,393)
Net	$1,294,306	$1,144,436	$980,903

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$840,255	$776,448	$703,903
Reinsurance assumed	10,228	22,813	18,087
Reinsurance ceded	(246,070)	(284,885)	(265,388)
Net	$604,413	$514,376	$456,602

More than 93 percent of our reinsurance recoverables are due from companies with financial strength ratings of A or better by AM Best and S&P rating services. The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top reinsurers as of December 31, 2023. These reinsurers all have financial strength ratings of A or better by AM Best and S&P’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2023.

			Net Reinsurer		Ceded
	AM Best	S&P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2023	Total	Written	Total
Munich Re / HSB	A+, Superior	AA-, Very Strong	$105,823	13.1%	$35,989	9.5%
Renaissance Re	A+, Superior	A+, Strong	77,488	9.6%	21,868	5.8%
Nationwide Mutual	A, Excellent	A+, Strong	50,172	6.2%	20,412	5.4%
Partner Re	A+, Superior	A+, Strong	43,389	5.4%	27,746	7.3%
Safety National	A++, Superior	A+, Strong	38,897	4.8%	6,734	1.8%
Lloyds of London	A, Excellent	AA-, Very Strong	33,622	4.2%	37,927	10.0%
Berkley Insurance Co.	A+, Superior	A+, Strong	33,575	4.2%	7,610	2.0%
Aspen UK Ltd.	A, Excellent	A-, Strong	33,327	4.1%	350	0.1%
Endurance Re	A+, Superior	A+, Strong	33,220	4.1%	4,142	1.1%
Hannover Ruckversicherung	A+, Superior	AA-, Very Strong	30,340	3.7%	17,856	4.7%
Toa Re	A, Excellent	A, Strong	29,585	3.7%	11,232	3.0%
All other reinsurers*			298,579	36.9%	187,047	49.3%
Total ceded exposure			$808,017	100.0%	$378,913	100.0%
*	All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

The allowances for uncollectible amounts on paid and unpaid recoverables were $16 million and $11 million, respectively, at December 31, 2023 and 2022. Changes in the allowances during 2023 were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in 2023 and less than $1 million was recovered. We have no receivables with a due date that extends beyond one year that are not included in our allowance for uncollectible amounts.

6.	HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Unpaid losses and LAE at beginning of year:
Gross	$2,315,637	$2,043,555	$1,750,049
Ceded	(740,089)	(608,086)	(443,729)
Net	$1,575,548	$1,435,469	$1,306,320

Increase (decrease) in incurred losses and LAE:
Current accident year	$712,960	$636,955	$582,065
Prior accident years	(108,547)	(122,579)	(125,463)
Total incurred	$604,413	$514,376	$456,602

Loss and LAE payments for claims incurred:
Current accident year	$(165,364)	$(97,525)	$(101,590)
Prior accident year	(325,921)	(276,772)	(225,863)
Total paid	$(491,285)	$(374,297)	$(327,453)

Net unpaid losses and LAE at end of year	$1,688,676	$1,575,548	$1,435,469

Unpaid losses and LAE at end of year:
Gross	$2,446,025	$2,315,637	$2,043,555
Ceded	(757,349)	(740,089)	(608,086)
Net	$1,688,676	$1,575,548	$1,435,469

Loss development occurs when our current estimate of ultimate losses, established through our reserve analysis processes, differs from the initial reserve estimate. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is continually updated until all claims in a defined set are settled. As a specialty insurer with a diversified product portfolio, our experience will ordinarily exhibit fluctuations from period to period. While we attempt to identify and react to changes in the loss environment, we also must consider the volume of claim experience directly available to the Company and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

The following is information about incurred and paid loss development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and average historical claims duration as of December 31, 2023. The loss information has been disaggregated so that only losses that are expected to develop in a similar manner are grouped together. This has resulted in the presentation of loss information for our property and surety segments at the segment level, while information for our casualty segment has been separated in four groupings: primary occurrence, excess occurrence, claims made and transportation. Primary occurrence includes select lines within the professional services product along with general liability, small commercial and other casualty products. Excess occurrence encompasses commercial excess and personal umbrella, while claims made includes select lines within the professional services product, executive products and other casualty. Reported claim counts represent claim events on a specified policy rather than individual claimants and includes claims that did not or are not expected to result in an incurred loss. The information about incurred and paid claims development for the years ended December 31, 2014 to 2022 is presented as unaudited required supplementary information.

Casualty - Primary Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2023
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	Total IBNR	Claims
2014	$88,092	$79,497	$71,592	$67,237	$66,389	$66,702	$65,636	$63,727	$64,449	$64,160	$1,844	4,303
2015		94,835	84,975	83,579	78,675	76,398	75,470	75,438	77,110	75,958	3,048	4,416
2016			101,950	96,753	90,611	85,449	83,374	79,440	77,729	78,358	5,321	4,349
2017				119,741	111,391	102,583	95,513	90,759	90,344	90,744	8,014	4,550
2018					141,513	130,281	125,731	115,076	114,414	115,793	13,981	4,902
2019						146,011	135,209	120,570	109,051	111,156	24,277	5,334
2020							145,171	137,439	122,785	117,962	42,852	4,697
2021								142,797	128,483	125,672	59,412	4,581
2022									155,203	144,861	88,355	4,557
2023										152,443	115,076	3,770
									Total	$1,077,107

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$11,436	$18,771	$29,545	$40,270	$47,343	$52,387	$55,965	$56,784	$58,361	$59,783
2015		10,157	19,902	33,020	45,056	54,270	58,866	62,997	68,650	69,635
2016			10,142	24,186	35,764	48,042	56,152	60,349	65,517	69,968
2017				13,154	25,933	38,783	52,823	62,236	71,419	76,283
2018					15,066	32,365	48,424	63,980	78,103	93,504
2019						15,698	30,673	41,911	57,750	74,380
2020							17,096	30,596	45,267	60,764
2021								14,428	29,633	43,951
2022									17,714	38,712
2023										17,707
	* Presented as unaudited required supplementary information.								Total	$604,687
					All outstanding liabilities before 2014, net of reinsurance					10,149
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$482,569

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	13.6%	13.6%	13.9%	14.9%	11.8%	8.5%	5.7%	4.8%	1.9%	2.2%

Casualty - Excess Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2023
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	Total IBNR	Claims
2014	$50,889	$39,095	$35,119	$32,274	$33,372	$33,458	$35,128	$35,683	$35,918	$37,804	$1,811	932
2015		53,672	50,857	47,392	42,840	43,328	42,446	41,690	41,471	40,580	2,287	707
2016			56,341	49,385	37,676	33,125	30,251	29,671	29,940	27,733	3,281	656
2017				62,863	55,868	48,363	44,737	43,249	41,620	39,600	9,045	656
2018					69,362	62,646	54,626	51,023	49,861	47,949	17,886	622
2019						88,078	89,691	79,083	80,147	77,185	29,498	694
2020							107,579	98,409	90,274	81,284	48,145	635
2021								136,433	136,354	125,028	64,648	820
2022									153,895	156,822	90,640	866
2023										178,887	120,637	540
									Total	$812,872

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$1,899	$4,006	$11,002	$18,852	$22,541	$23,376	$26,068	$28,963	$30,484	$33,423
2015		2,048	10,127	19,571	23,184	28,756	31,352	32,752	35,958	36,559
2016			1,068	3,396	7,441	10,054	12,703	14,400	17,807	20,603
2017				17	5,679	9,275	15,441	18,470	22,835	25,328
2018					2,506	5,823	10,801	17,294	22,016	23,958
2019						4,213	19,044	25,389	33,375	38,291
2020							2,901	13,856	20,988	24,657
2021								5,317	23,841	38,977
2022									7,479	28,764
2023										7,091
	* Presented as unaudited required supplementary information.								Total	$277,651
					All outstanding liabilities before 2014, net of reinsurance					21,757
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$556,978

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	4.1%	12.9%	13.1%	11.9%	9.5%	6.0%	7.3%	8.5%	2.8%	7.8%

Casualty - Claims Made
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2023
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	Total IBNR	Claims
2014	$53,929	$55,386	$58,152	$55,350	$51,554	$53,841	$53,783	$52,619	$52,796	$52,557	$1,335	1,306
2015		55,006	47,831	42,206	39,906	39,653	39,619	38,609	37,578	37,332	935	1,338
2016			59,992	67,760	69,493	67,728	64,730	65,078	61,876	61,881	1,452	1,507
2017				60,572	62,450	62,714	57,450	59,907	61,546	60,340	3,053	1,648
2018					66,128	62,416	56,468	48,457	47,692	43,912	4,611	1,394
2019						62,918	61,712	52,224	46,500	43,969	10,846	1,513
2020							60,278	56,785	46,853	40,878	18,725	1,297
2021								51,219	45,854	38,946	22,443	1,224
2022									58,289	55,316	34,438	1,139
2023										54,679	40,398	1,077
									Total	$489,810

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$1,705	$9,775	$27,923	$35,755	$40,080	$44,127	$46,122	$50,714	$51,063	$51,078
2015		2,215	10,738	16,774	20,920	28,795	32,241	33,529	34,671	35,408
2016			2,060	14,558	27,465	39,370	47,999	52,846	53,737	56,342
2017				2,455	11,350	22,728	36,522	42,918	47,087	50,623
2018					1,964	11,965	18,840	24,918	27,351	31,002
2019						1,839	8,123	14,117	19,930	27,133
2020							1,488	5,687	10,412	16,537
2021								999	5,615	8,661
2022									2,088	8,836
2023										1,421
	* Presented as unaudited required supplementary information.								Total	$287,041
					All outstanding liabilities before 2014, net of reinsurance					4,795
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$207,564

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	3.8%	16.1%	17.4%	15.7%	12.6%	8.0%	3.6%	5.3%	1.3%	0.0%

Casualty - Transportation
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2023
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	Total IBNR	Claims
2014	$38,361	$33,015	$36,452	$38,590	$40,202	$40,508	$41,156	$41,974	$42,067	$41,940	$274	3,099
2015		38,561	46,258	47,021	46,395	45,162	45,525	45,807	46,685	47,466	570	3,188
2016			50,430	53,519	54,105	52,277	52,818	53,915	55,718	56,515	959	3,944
2017				55,640	53,641	45,017	43,764	45,351	46,742	47,619	1,075	3,640
2018					57,597	54,592	38,719	36,468	35,442	35,776	1,538	3,405
2019						58,297	56,129	43,976	41,925	44,236	2,996	3,318
2020							43,573	35,524	27,665	28,856	4,251	1,647
2021								51,322	51,581	47,913	6,990	2,318
2022									60,862	53,680	14,840	2,708
2023										66,863	16,584	2,488
									Total	$470,864

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$7,125	$13,933	$19,676	$27,457	$33,190	$38,282	$40,006	$40,427	$41,528	$41,564
2015		6,984	20,709	29,554	37,222	39,339	41,345	42,626	45,002	46,159
2016			8,923	18,354	30,354	38,001	43,564	47,488	52,555	54,245
2017				7,979	17,070	24,090	30,260	36,141	41,064	43,891
2018					6,980	12,827	19,216	24,503	28,844	30,916
2019						7,148	15,852	21,120	26,422	35,546
2020							3,986	7,876	12,035	20,749
2021								5,341	15,345	25,886
2022									6,442	18,296
2023										7,407
	* Presented as unaudited required supplementary information.								Total	$324,659
					All outstanding liabilities before 2014, net of reinsurance					2,021
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$148,226

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	14.8%	19.3%	16.8%	16.9%	12.2%	7.9%	5.4%	3.0%	2.5%	0.1%

Property
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2023
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	Total IBNR	Claims
2014	$56,587	$49,441	$48,801	$48,761	$49,217	$49,444	$49,479	$49,520	$49,468	$49,413	$2	4,564
2015		59,863	56,103	53,958	52,720	53,111	52,781	52,878	53,359	54,065	6	4,077
2016			62,900	55,594	55,384	55,930	55,424	55,383	55,536	55,385	34	3,379
2017				90,803	83,273	84,961	82,671	82,319	81,912	81,677	517	2,893
2018					89,091	83,457	79,961	80,470	79,093	79,234	1,177	2,339
2019						71,232	65,189	61,116	59,901	61,185	975	2,458
2020							118,247	110,466	108,546	108,363	6,190	2,861
2021								135,447	116,424	115,587	7,512	3,103
2022									138,756	119,877	18,613	2,940
2023										184,252	51,040	2,881
									Total	$909,038

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$30,550	$43,380	$46,148	$46,528	$47,799	$49,027	$49,259	$49,317	$49,339	$49,400
2015		32,184	49,348	50,197	51,290	52,078	52,342	52,400	53,208	53,369
2016			33,134	46,921	51,371	53,006	54,328	54,747	55,215	55,247
2017				41,314	66,818	74,415	78,360	80,581	80,958	80,965
2018					37,048	68,264	72,357	75,253	76,378	77,696
2019						30,703	51,740	55,092	57,038	59,015
2020							43,192	79,660	88,401	96,350
2021								57,272	89,174	99,671
2022									44,667	84,235
2023										111,137
	* Presented as unaudited required supplementary information.								Total	$767,085
					All outstanding liabilities before 2014, net of reinsurance					923
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$142,876

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	51.6%	31.3%	6.5%	3.5%	2.3%	1.2%	0.4%	0.6%	0.2%	0.1%

Surety
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2023
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	Total IBNR	Claims
2014	$16,450	$8,106	$5,225	$4,427	$4,267	$4,319	$4,266	$4,227	$4,230	$4,219	$2	1,364
2015		16,958	12,957	11,113	10,456	9,792	9,521	9,275	8,580	8,586	27	1,253
2016			18,928	11,062	9,351	8,895	8,391	7,948	8,134	7,963	53	1,392
2017				16,127	8,641	8,798	8,116	8,034	7,769	7,644	67	1,869
2018					16,765	7,227	4,564	3,947	3,996	3,760	85	1,373
2019						14,785	7,205	5,053	4,062	3,453	390	1,205
2020							19,241	14,840	12,378	11,516	3,158	954
2021								18,540	11,724	12,127	7,411	907
2022									20,185	11,490	6,192	951
2023										21,242	19,993	468
									Total	$92,000

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$722	$4,283	$4,166	$4,059	$4,131	$4,234	$4,214	$4,197	$4,218	$4,213
2015		3,192	6,719	7,695	9,436	9,183	9,186	9,168	8,462	8,575
2016			3,087	5,817	6,299	7,640	8,086	7,673	7,946	7,795
2017				979	2,862	7,062	7,221	7,362	7,372	7,342
2018					1,835	2,588	2,368	2,536	3,020	2,079
2019						336	2,433	2,765	3,039	3,093
2020							835	2,719	3,828	3,907
2021								1,197	3,229	3,075
2022									(241)	4,161
2023										841
	* Presented as unaudited required supplementary information.								Total	$45,081
					All outstanding liabilities before 2014, net of reinsurance					(106)
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$46,813

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	18.3%	37.4%	10.2%	7.1%	3.4%	(5.5)%	0.6%	(3.5)%	0.9%	(0.1)%

The following is a reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and settlement expenses in the consolidated balance sheet:

(in thousands)	December 31, 2023	December 31, 2022
Net outstanding liabilities:
Casualty - Primary Occurrence	$482,569	$461,527
Casualty - Excess Occurrence	556,978	467,592
Casualty - Claims Made	207,564	211,296
Casualty - Transportation	148,226	141,737
Property	142,876	149,901
Surety	46,813	40,116
Unallocated loss adjustment expenses	66,111	61,752
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	10,608	11,250
Other	26,931	30,377
Liabilities for unpaid loss and settlement expenses, net of reinsurance	$1,688,676	$1,575,548

Reinsurance recoverable on unpaid claims:
Casualty - Primary Occurrence	$53,177	$46,674
Casualty - Excess Occurrence	149,502	138,822
Casualty - Claims Made	292,803	298,930
Casualty - Transportation	68,126	78,456
Property	152,714	137,613
Surety	51,526	50,737
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	(10,608)	(11,250)
Other	109	107
Total reinsurance balances recoverable on unpaid losses and settlement expenses	$757,349	$740,089

Total gross liability for unpaid loss and settlement expenses	$2,446,025	$2,315,637

DETERMINATION OF IBNR

Initial carried IBNR reserves are determined through a reserve estimation process. For most casualty and surety products, this process involves the use of an initial loss and allocated loss adjustment expense (ALAE) ratio that is applied to the earned premium for a given period. Payments and case reserves are subtracted from this initial estimate of ultimate loss and ALAE to determine a carried IBNR reserve. For most property products, the IBNR reserves are determined by IBNR percentages applied to premium earned. The percentages are determined based on historical reporting patterns and are updated periodically. No deductions for paid or case reserves are made. Shortly after natural or man-made catastrophes, we review insured locations exposed to the event and estimate losses based on our own exposures and industry loss estimates of the event. We also consider our knowledge of frequency and severity from early claim reports to determine an appropriate reserve for the catastrophe. Adjustments to the initial loss ratio by product and segment are made where necessary and reflect updated assumptions regarding loss experience, loss trends, price changes and prevailing risk factors.

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

DEVELOPMENT OF IBNR RESERVES

The following table summarizes our prior accident years’ loss reserve development by segment for 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Casualty	$(78,498)	$(87,225)	$(108,632)
Property	(21,196)	(24,927)	(10,981)
Surety	(8,853)	(10,427)	(5,850)
Total	$(108,547)	$(122,579)	$(125,463)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2023. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2023. The casualty segment contributed $78 million in favorable development. Accident years 2015 through 2022 contributed significantly to the favorable development. This was predominantly caused by favorable frequency and severity trends that continued to be better than our long-term expectations. In addition, we believe this to be the result of our underwriters’ ability to select risk, as well as a favorable rate environment within many of our casualty sublines. Nearly all of our casualty products contributed to the favorable development. Within the primary occurrence grouping, the general liability product contributed $13 million to our favorable development. Within the excess occurrence grouping, commercial excess developed favorably by $15 million and our personal umbrella product developed favorably by $11 million. Within the claims made grouping, professional services coverages developed favorably by $10 million and executive products developed favorably by $12 million. Transportation contributed $4 million for the year.

Marine contributed $4 million of the $21 million total favorable property development, primarily in accident years 2020 through 2022. Commercial property was favorable by $11 million.

The surety segment experienced favorable development of $9 million. The majority of the favorable development was from accident year 2022. Commercial and contract surety products were the main contributors with favorable development of $6 million and $3 million, respectively.

2022. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2022. The casualty segment contributed $87 million in favorable development. Accident years 2016 and 2018 through 2021 contributed the majority of the favorable development, with earlier years developing favorably in aggregate to a lesser extent. Risk selection by our underwriters continued to provide better results than estimated in our reserving process. Within the primary occurrence grouping, the general liability product contributed $28 million to our favorable development. Small commercial products were favorable by $5 million. Within the excess occurrence grouping, commercial excess was favorable by $6 million and our personal umbrella product developed favorably by $4 million. Within the claims made grouping, professional services coverages developed favorably by $19 million and executive products developed favorably by $4 million. Transportation experienced favorable development of $6 million.

Marine contributed $17 million of the $25 million total favorable property development. Accident years 2019 through 2021 contributed to the marine products’ favorable development. Hawaii homeowners contributed $2 million of favorable development.

The surety segment experienced favorable development of $10 million. The majority of the favorable development was from accident years 2019 through 2021. Contract surety had favorable development of $5 million and commercial surety had favorable development of $4 million.

2021. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2021. Development from the casualty segment totaled $109 million. Favorable development was experienced across accident years 2014 through 2020, with the largest amounts attributable to accident years 2018 through 2020. We continued to experience emergence that was generally better than previously estimated. We attribute the favorable emergence to loss trends in most lines outperforming our long-term expectations, our underwriters’ ability to select risk and an increasing rate environment. Within the primary occurrence grouping, the general liability product contributed $25 million to our favorable development and small commercial was favorable by $8 million. Within the excess occurrence grouping, commercial excess was favorable by $11 million and personal umbrella developed favorably by $10 million. Within the claims made grouping, professional services coverages developed favorably by $14 million and executive products developed favorably by $6 million. Transportation had $20 million of favorable development.

Our marine product was the predominant driver of the favorable development in the property segment, accounting for $7 million of the $11 million total favorable development for the segment. Accident years 2019 and 2020 made the largest contribution. Commercial property was favorable by $2 million.

The surety segment experienced $6 million of favorable development. The majority of the favorable development came from the 2019 and 2020 accident years. Contract surety was the main contributor with favorable development of $5 million.

ENVIRONMENTAL, ASBESTOS AND MASS TORT EXPOSURES

We are subject to environmental site cleanup, asbestos removal and mass tort claims and exposures through our commercial excess, general liability and discontinued assumed casualty reinsurance lines of business. The majority of the exposure is in the excess layers of our commercial excess and assumed reinsurance books of business.

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Loss and LAE Payments (Cumulative):
Gross	$144,882	$142,377	$141,768
Ceded	(70,130)	(69,696)	(69,576)
Net	$74,752	$72,681	$72,192

Unpaid Losses and LAE at End of Year:
Gross	$25,180	$26,871	$25,747
Ceded	(5,490)	(5,786)	(5,718)
Net	$19,690	$21,085	$20,029

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

During 2023, our reserves for asbestos, environmental and mass tort exposures decreased slightly.

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

(in thousands)	2023	2022
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$25,491	$23,788
Unearned premium offset	32,763	27,158
Net unrealized depreciation of securities	—	19,839
Deferred compensation	4,170	4,058
Share-based compensation expense	3,556	3,202
Capitalized research and development costs	4,970	2,544
Lease liability	3,113	3,026
Other	2,949	938
Deferred tax assets before allowance	$77,012	$84,553
Less valuation allowance	—	—
Total deferred tax assets	$77,012	$84,553

Deferred tax liabilities:
Net unrealized appreciation of securities	$10,981	$—
Deferred policy acquisition costs	30,779	26,850
Lease asset	2,870	2,681
Discounting of unpaid losses and settlement expenses - Tax Cuts and Jobs Act (TCJA) implementation offset	1,272	1,909
Fixed assets	2,745	3,083
Intangible assets	1,552	1,543
Undistributed earnings of unconsolidated investees	10,351	7,399
Other	590	819
Total deferred tax liabilities	$61,140	$44,284
Net deferred tax asset	$15,872	$40,269

Income tax expense (benefit) attributable to income from operations for the years ended December 31, 2023, 2022 and 2021, differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2023		2022		2021
Provision for income taxes at the statutory federal tax rates	$79,226	21.0%	$151,342	21.0%	$72,307	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(3,774)	(1.0)%	(4,491)	(0.6)%	(3,090)	(0.9)%
Tax-exempt interest income	(1,092)	(0.3)%	(1,143)	(0.2)%	(1,219)	(0.3)%
Dividends received deduction	(938)	(0.2)%	(912)	(0.1)%	(891)	(0.3)%
Tax credit	(3,644)	(1.0)%	(6,204)	(0.9)%	(4,657)	(1.3)%
ESOP dividends paid deduction	(1,591)	(0.4)%	(4,171)	(0.6)%	(1,566)	(0.5)%
Nondeductible expenses	3,351	0.9%	1,263	0.2%	3,834	1.1%
Other items, net	1,116	0.3%	1,583	0.2%	249	0.1%
Total	$72,654	19.3%	$137,267	19.0%	$64,967	18.9%

Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher in 2023 due to lower levels of tax-favored adjustments.

Our net earnings include equity in earnings of unconsolidated investees. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. No dividends were declared from unconsolidated investees in 2023, 2022 or 2021, therefore having no impact to their respective effective tax rates.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2023, 2022 and 2021 resulted in tax benefits of $2 million, $4 million and $2 million, respectively. These tax benefits reduced the effective tax rate for 2023, 2022 and 2021 by 0.4 percent, 0.6 percent and 0.5 percent, respectively.

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

Federal and state income taxes paid in 2023, 2022 and 2021 amounted to $50 million, $190 million and $39 million, respectively. The larger amount paid in 2022 was the result of taxes paid on the sale of our investment in Maui Jim. See note 13 for more information on the sale.

Although we are not currently under audit by the IRS, tax years 2020 through 2023 remain open and are subject to examination.

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are approved annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $23 million, $18 million and $18 million for 2023, 2022 and 2021, respectively.

During 2023, the ESOP purchased 65,773 shares of RLI Corp. stock on the open market at an average price of $136.42 ($9 million) relating to the contribution for plan year 2022. Shares held by the ESOP as of December 31, 2023, totaled 2,447,357 and are treated as outstanding in computing our earnings per share. During 2022, the ESOP purchased 87,367 shares of RLI Corp. stock on the open market at an average price of $103.01 ($9 million) relating to the contribution for plan year 2021. During 2021, the ESOP purchased 65,815 shares of RLI Corp. stock on the open market at an average price of $107.95 ($7 million) relating to the contribution for plan year 2020. The above-mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual awards are provided to executives, managers and associates through our incentive plans, provided certain strategic and financial goals are met. Annual expenses for these incentive plans totaled $38 million, $24 million and $39 million for 2023, 2022 and 2021, respectively.

DEFERRED COMPENSATION

We maintain rabbi trusts for deferred compensation plans for directors, key employees and executive officers through which contributions can be invested in RLI Corp. stock or mutual funds. The employer stock in the plan cannot be diversified and is accounted for as equity, in a manner consistent with the accounting for treasury stock. At December 31, 2023, the trusts’ assets were valued at $61 million.

STOCK PLANS

Our RLI Corp. Long-Term Incentive Plan (2015 LTIP) was in place from 2015 to 2023. The 2015 LTIP provided for equity-based compensation, including stock options and restricted stock units, up to a maximum of 4,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2015 and 2023, we granted 3,291,388 stock options under the 2015 LTIP. The 2015 LTIP was replaced in 2023.

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023 LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards were no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 4,004,891 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 195,538 awards under the 2023 LTIP.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $9 million, $9 million and $6 million for 2023, 2022 and 2021, respectively. The total income tax benefit was $1 million for 2023, 2022 and 2021. Total unrecognized compensation expense relating to outstanding and unvested awards was $6 million, which will be recognized over the weighted average vesting period of 2.69 years.

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

For most participants, the requisite service period and vesting period will be the same. For participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or more, the requisite service period is deemed to be met and options are immediately expensed on the date of grant. For participants who will become retirement eligible during the vesting period, the requisite service period over which expense is recognized is the period between the grant date and the attainment of retirement eligibility. Shares issued upon option exercise are newly issued shares.

The following table summarize option activity in 2023:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding as of January 1, 2023	1,695,660	$82.42
Granted	201,125	135.46
Exercised	(246,490)	57.27
Forfeited or expired	(8,585)	96.99
Outstanding as of December 31, 2023	1,641,710	$92.62	4.62	$66,995
Exercisable at December 31, 2023	872,462	$78.24	3.46	$47,884

The intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $19 million, $22 million and $12 million during 2023, 2022 and 2021, respectively.

The fair values of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted-average fair values as of December 31:

	2023		2022		2021
Weighted-average fair value of grants	$27.24		$21.43		$17.11
Risk-free interest rates	3.59%		2.95%		0.75%
Dividend yield	2.28%		2.50%		2.06%
Expected volatility	22.97%		22.89%		22.73%
Expected option life	4.96	years	5.05	years	4.97	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or more. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $3 million, $2 million and $2 million during 2023, 2022 and 2021, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2023	44,208	$109.51
Granted	22,013	136.04
Reinvested	1,058	131.11
Vested	(19,957)	103.61
Forfeited	(2,229)	118.00
Nonvested at December 31, 2023	45,093	$125.16

9.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

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

The NAIC has risk-based capital (RBC) requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2023, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $273 million, $250 million and $225 million as of December 31, 2023, 2022 and 2021, respectively, compared to actual statutory capital and surplus of $1.5 billion, $1.4 billion and $1.2 billion, respectively, for these same periods.

Year-end statutory surplus for 2023 presented in the table below includes $294 million of RLI Corp. stock (cost basis of $65 million) held by Mt. Hawley Insurance Company, compared to $327 million and $271 million in 2022 and 2021, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ended and as of December 31:

(in thousands)	2023	2022	2021
Consolidated net income, statutory basis	$231,321	$229,111	$207,550
Consolidated surplus, statutory basis	$1,520,135	$1,407,925	$1,240,649

As discussed in note 1.A., our three insurance companies are subsidiaries of RLI Corp., with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2023, our holding company had $1.4 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $145 million in liquid assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2023, 2022 and 2021, our principal insurance subsidiary paid ordinary dividends totaling $145 million, $13 million and $70 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2021, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $110 million. No extraordinary dividends were paid in 2023 or 2022. As of December 31, 2023, $7 million of the net assets of our principal insurance subsidiary are not restricted and could be distributed to RLI Corp. as ordinary dividends. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

As of December 31, 2023, we had $5 million of unfunded commitments related to our investments in private funds and low-income housing tax credit investments. See note 2 for more information on our investments in private funds and low-income housing tax credits.

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

The components of lease expense and other lease information as of and during the years ended December 31, 2023, 2022 and 2021 were as follows:

(in thousands)	2023	2022	2021
Operating lease cost	$4,935	$4,957	$5,131
Variable lease cost	1,469	1,423	1,433
Sublease income	(469)	(555)	(508)
Total lease cost	$5,935	$5,825	$6,056

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$5,407	$5,435	$5,738

ROU assets obtained in exchange for new operating lease liabilities	$5,805	$2,694	$4,828

Reduction to ROU assets resulting from reduction to lease liabilities	$300	$2	$1,042

Other non-cash reductions to ROU assets	$—	$73	$48

(in thousands)	2023		2022
Operating lease ROU assets	$13,666		$12,766
Operating lease liabilities	$14,880		$14,499
Weighted-average remaining lease term - operating leases	6.08	years	4.21	years
Weighted-average discount rate - operating leases	3.21%		2.11%

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

(in thousands)	2023
2024	$4,090
2025	3,202
2026	2,313
2027	1,544
2028	1,266
Thereafter	4,503
Total future minimum lease payments	$16,918
Less imputed interest	(2,038)
Total operating lease liability	$14,880

12.	OPERATING SEGMENT INFORMATION

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

Our property segment is comprised primarily of commercial fire, hurricane, earthquake, difference in conditions and marine coverages. We also offer homeowners’ coverages in Hawaii. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires, hurricanes and other storms. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast, and windstorms affecting commercial properties in coastal regions of the United States. We limit our net aggregate exposure to a catastrophic event by minimizing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout insurance cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

The surety segment specializes in writing small to medium-sized contract surety coverages, including payment and performance bonds. We offer a variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the financial, healthcare, as well as onshore and offshore energy, petrochemical and refining industries. We also offer a variety of transactional bonds including, but not limited to license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees commercial contractors’ contractual obligations for a specific construction project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

Net investment income consists of the interest and dividend income streams from our investments in fixed income and equity securities. Interest and general corporate expenses include the cost of debt, other director and shareholder relations costs and other compensation-related expenses incurred for the benefit of the corporation, but not attributable to the operations of our insurance segments. Investee earnings represent our 23 percent share in earnings of Prime Holdings Insurance Services, Inc., a privately held insurance company which specializes in hard-to-place risks. Additionally, we owned 40 percent of Maui Jim, a privately held company which operates in the sunglass and optical goods industries, which we sold in 2022. See note 13 for more information on the sale. Our investment in Maui Jim was carried at the holding company, as it was unrelated to our core insurance operations.

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

REVENUES

(in thousands)	2023	2022	2021
Casualty	$758,346	$711,832	$633,639
Property	401,530	307,886	231,837
Surety	134,430	124,718	115,427
Net premiums earned	$1,294,306	$1,144,436	$980,903
Net investment income	120,383	86,078	68,862
Net realized gains	32,518	588,515	64,222
Net unrealized gains (losses) on equity securities	64,787	(121,037)	65,258
Total	$1,511,994	$1,697,992	$1,179,245

INSURANCE EXPENSES

(in thousands)	2023	2022	2021
Loss and settlement expenses:
Casualty	$418,032	$381,436	$311,627
Property	172,062	120,745	129,924
Surety	14,319	12,195	15,051
Total loss and settlement expenses	$604,413	$514,376	$456,602

Policy acquisition costs:
Casualty	$221,589	$204,397	$179,354
Property	116,344	95,203	72,008
Surety	80,392	70,032	66,106
Total policy acquisition costs	$418,325	$369,632	$317,468

Other insurance expenses:
Casualty	$59,246	$52,210	$47,139
Property	26,808	19,416	18,605
Surety	12,329	10,586	11,163
Total other insurance expenses	$98,383	$82,212	$76,907
Total	$1,121,121	$966,220	$850,977

NET EARNINGS

(in thousands)	2023	2022	2021
Casualty	$59,479	$73,789	$95,519
Property	86,316	72,522	11,300
Surety	27,390	31,905	23,107
Net underwriting income	$173,185	$178,216	$129,926
Net investment income	120,383	86,078	68,862
Net realized gains	32,518	588,515	64,222
Net unrealized gains (losses) on equity securities	64,787	(121,037)	65,258
Interest on debt	(7,301)	(8,047)	(7,677)
General corporate expense	(15,917)	(12,900)	(13,330)
Equity in earnings of unconsolidated investees	9,610	9,853	37,060
Total earnings before incomes taxes	$377,265	$720,678	$344,321
Income tax expense	72,654	137,267	64,967
Net earnings	$304,611	$583,411	$279,354

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED

	Year ended December 31,
(in thousands)	2023	2022	2021
CASUALTY
Commercial excess and personal umbrella	$286,178	$253,921	$219,437
Commercial transportation	103,719	96,992	83,352
General liability	103,066	100,374	90,853
Professional services	99,596	95,187	88,855
Small commercial	72,920	67,673	64,660
Executive products	24,687	26,606	21,873
Other casualty	68,180	71,079	64,609
Total	$758,346	$711,832	$633,639

PROPERTY
Commercial property	$244,798	$163,078	$107,941
Marine	129,428	113,208	97,745
Other property	27,304	31,600	26,151
Total	$401,530	$307,886	$231,837

SURETY
Commercial	$49,707	$47,652	$43,738
Transactional	47,983	45,826	43,982
Contract	36,740	31,240	27,707
Total	$134,430	$124,718	$115,427
Grand total	$1,294,306	$1,144,436	$980,903

13. ACQUISITONS AND DISPOSITIONS

On September 30, 2022, RLI Corp. completed the sale of its equity method investment in Maui Jim to Kering Eyewear for cash proceeds of $687 million. A net realized gain of $571 million was recognized during 2022, and the payout of the working capital escrow during 2023 resulted in the recognition of an additional $14 million realized gain. The gains were recorded in the net realized gain line item of the statement of earnings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of RLI Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of earnings and comprehensive earnings, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
February 23, 2024

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

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report on page 90 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Items 10. Directors, Executive Officers and Corporate Governance

Information required for Item 10 is incorporated by reference to the sections of the proxy statement entitled: “Executive Management,” “Proposal One: Election of Directors,” “Corporate Governance and Board Matters” and “Committees of the Board of Directors.”

Items 11. Executive Compensation

Information required for Item 11 is incorporated by reference to the sections of the proxy statement entitled: “Board Meetings and Compensation,” “Human Capital and Compensation Committee Report,” “Compensation Discussion & Analysis,” “How the HCC Operates,” “Overview of RLI Executive Compensation,” “Annual Compensation,” “Long-Term Compensation,” “Executive Compensation,” “Ratio of CEO to Median Employee Total Compensation,” “Pay for Performance” and “Safeguards Against Unnecessary or Excessive Compensation Risk.”

Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required for Item 12 is incorporated by reference to the sections of the proxy statement entitled: “Share Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Items 13. Certain Relationships and Related Transactions and Director Independence

Information required for Item 13 is incorporated by reference to the section of the proxy statement entitled: “Corporate Governance and Board Matters.”

Items 14. Principal Accountant Fees and Services

Information required for Item 14 is incorporated by reference to the section of the proxy statement entitled: “Fees Paid to the Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15. (a)(1) Financial Statements

The following consolidated financial statements, notes thereto and related information of RLI Corp. are included in Item 8.

Item 15. (a)(2) Financial Statement Schedules

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

Item 15. (a) (3) Exhibits

The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Description of Document	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	July 26, 2023

3.2	By-Laws	8-K	May 8, 2018

4.1	Description of Securities			X

10.1	RLI Corp. Nonqualified Agreement*	10-K	February 21, 2020

10.2	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	10-Q	July 26, 2023

10.3	RLI Corp. Executive Deferred Compensation Plan, as amended*	10-Q	July 26, 2023

10.4	RLI Corp. 2015 Long-Term Incentive Plan, as amended*	10-Q	July 24, 2020

10.5	RLI Corp. 2023 Long-Term Incentive Plan, as amended*	10-Q	July 26, 2023

10.6	RLI Corp. Annual Incentive Compensation Plan, as amended*	10-Q	July 24, 2020

10.7	Management Incentive Program Guideline*	10-K	February 24, 2023

10.8	RLI Underwriting Profit Program Guideline*	10-K	February 24, 2023

10.9	Market Value Potential (MVP), Executive Incentive Program Guideline*	10-K	February 24, 2023

10.10	RLI Corp. Director and Officer Indemnification Agreement	10-Q	October 24, 2018

10.11	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	8-K	September 26, 2014

10.12	Credit Agreement (PNC Bank, National Association)	8-K	March 30, 2023

21.1	Subsidiaries of the Registrant			X

23.1	Consent of Deloitte & Touche LLP			X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

97.1	RLI Corp. Policy on Recoupment of Incentive Compensation (Clawback Policy)			X

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Description of Document	Form	Filing Date	Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document			X

101.SCH	Inline XBRL Taxonomy Extension Schema			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X

101.DEF	Inline XBRL Taxonomy Definition Linkbase			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)			X

Item 15. (b)

The exhibits are listed in Item 15. (a)(3) above.

Item 15. (c)

The financial statement schedules are listed in Item 15. (a)(2) above.

Item 16. Form 10-K Summary

None.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2023

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale:
U.S. government	$312,632	$308,031	$308,031
U.S. agency	60,763	59,826	59,826
Non-U.S. government & agency	4,800	3,882	3,882
Agency MBS	460,551	425,285	425,285
ABS/CMBS/MBS*	308,458	281,182	281,182
Corporate	1,273,187	1,225,019	1,225,019
Municipal	634,000	552,624	552,624
Total available-for-sale	$3,054,391	$2,855,849	$2,855,849
Total fixed maturities	$3,054,391	$2,855,849	$2,855,849

Equity securities:
Common stock:
Ind Misc and all other	$117,448	$196,202	$196,202
ETFs (Ind/misc)	236,574	393,839	393,839
Total equity securities	$354,022	$590,041	$590,041
Cash and short-term investments	171,347	171,347	171,347
Other invested assets	56,009	59,081	59,081
Total investments and cash	$3,635,769	$3,676,318	$3,676,318
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Note: See notes 1E and 2 of Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2023	2022
ASSETS
Cash	$1,048	$1,051
Short-term investments, at cost which approximates fair value	76,926	2,229
Accounts receivable, affiliates	2,393	1,572
Investments in subsidiaries	1,312,323	1,084,055
Fixed income:
Available-for-sale, at fair value	67,029	237,282
(amortized cost of $78,431 and allowance for credit losses of $0 in 2023)
(amortized cost of $250,904 and allowance for credit losses of $0 in 2022)
Property and equipment, at cost, net of accumulated depreciation of $1,375 in 2023 and $1,340 in 2022	1,375	1,410
Income taxes - deferred	3,101	3,204
Other assets	6,170	3,840
TOTAL ASSETS	$1,470,365	$1,334,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Income taxes payable - current	$778	$1,823
Debt	50,000	149,863
Interest payable on debt	157	2,153
Other liabilities	5,916	3,463
TOTAL LIABILITIES	$56,851	$157,302

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,570,261 shares issued and 45,640,047 shares outstanding in 2023)
(68,399,966 shares issued and 45,469,752 shares outstanding in 2022)	$686	$684
Paid-in capital	362,345	352,391
Accumulated other comprehensive earnings	(166,303)	(229,076)
Retained earnings	1,609,785	1,446,341
Deferred compensation	13,539	12,015
Treasury stock, at cost (22,930,214 shares in 2023 and 2022)	(406,538)	(405,014)
TOTAL SHAREHOLDERS’ EQUITY	$1,413,514	$1,177,341
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,470,365	$1,334,643

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2023	2022	2021
Net investment income	$10,351	$6,245	$2,102
Net realized gains (losses)	14,134	570,888	(625)
Equity in earnings of unconsolidated investee	—	372	22,786
Selling, general and administrative expenses	(15,917)	(12,900)	(13,330)
Interest expense on debt	(6,543)	(7,622)	(7,616)
Earnings before income taxes	$2,025	$556,983	$3,317
Income tax expense (benefit)	(1,802)	108,699	(1,585)
Net earnings before equity in net earnings of subsidiaries	$3,827	$448,284	$4,902
Equity in net earnings of subsidiaries	300,784	135,127	274,452
Net earnings	$304,611	$583,411	$279,354
Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,754	$(12,188)	$(1,996)
Less: reclassification adjustment for (gains) losses included in net earnings	—	115	500
Other comprehensive earnings (loss) - parent only	$1,754	$(12,073)	$(1,496)
Equity in other comprehensive earnings (loss) of subsidiaries/investees	61,019	(266,829)	(57,392)
Other comprehensive earnings (loss)	$62,773	$(278,902)	$(58,888)
Comprehensive earnings	$367,384	$304,509	$220,466

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2023	2022	2021
Cash flows from operating activities
Earnings before equity in net earnings of subsidiaries	$3,827	$448,284	$4,902
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized (gains) losses	(14,134)	(570,888)	625
Depreciation	35	64	68
Other items, net	1,350	1,403	3,966
Change in:
Affiliate balances receivable/payable	(821)	(724)	(3,404)
Federal income taxes	(1,409)	(19,484)	5,901
Changes in investment in unconsolidated investee:
Undistributed earnings	—	(372)	(22,786)
Net cash used in operating activities	$(11,152)	$(141,717)	$(10,728)

Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$(89,501)	$(1,356,177)	$(33,373)
Other	(1,832)	(1,420)	(2,904)
Sale of:
Fixed income, available-for-sale	—	1,373	5,306
Equity method investee	14,134	686,566	—
Other	54	221	1,245
Property and equipment	—	298	—
Call or maturity of:
Fixed income, available-for-sale	263,939	1,192,050	2,878
Net purchase of short-term investments	(74,696)	(2,229)	—
Cash dividends received-subsidiaries	145,000	13,000	180,000
Net cash provided by investing activities	$257,098	$533,682	$153,152

Cash flows from financing activities
Proceeds from stock option exercises	$1,245	$(465)	$1,838
Proceeds from issuance of debt	50,000	—	—
Repayment of debt	(150,000)	—	—
Cash dividends paid	(152,508)	(397,323)	(147,422)
Other	5,314	5,441	4,212
Net cash used in financing activities	$(245,949)	$(392,347)	$(141,372)

Net increase (decrease) in cash	$(3)	$(382)	$1,052
Cash at beginning of year	1,051	1,433	381
Cash at end of year	$1,048	$1,051	$1,433

Interest paid on outstanding debt amounted to $8 million, $7 million and $7 million for 2023, 2022 and 2021, respectively. See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2023, 2022 and 2021

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
	acquisition	and settlement	premiums,	premiums	expenses
(in thousands)	costs	expenses, gross	gross	earned	current year
Year ended December 31, 2023
Casualty segment	$73,334	$2,043,556	$491,479	$758,346	$496,530
Property segment	46,366	301,907	314,945	401,530	193,258
Surety segment	26,866	100,562	85,902	134,430	23,172
RLI Insurance Group	$146,566	$2,446,025	$892,326	$1,294,306	$712,960

Year ended December 31, 2022
Casualty segment	$66,285	$1,929,091	$466,178	$711,832	$468,661
Property segment	36,767	293,737	237,369	307,886	145,672
Surety segment	24,807	92,809	81,538	124,718	22,622
RLI Insurance Group	$127,859	$2,315,637	$785,085	$1,144,436	$636,955

Year ended December 31, 2021
Casualty segment	$55,760	$1,760,469	$438,248	$633,639	$420,259
Property segment	25,764	196,369	168,209	231,837	140,905
Surety segment	22,029	86,717	73,987	115,427	20,901
RLI Insurance Group	$103,553	$2,043,555	$680,444	$980,903	$582,065

NOTE 1: Investment income is not allocated to the segments, therefore, net investment income has not been provided.

See the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2023, 2022 and 2021

	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
(in thousands)	prior year	costs	expenses	written
Year ended December 31, 2023
Casualty segment	$(78,498)	$221,589	$59,246	$788,982
Property segment	(21,196)	116,344	26,808	500,057
Surety segment	(8,853)	80,392	12,329	138,708
RLI Insurance Group	$(108,547)	$418,325	$98,383	$1,427,747

Year ended December 31, 2022
Casualty segment	$(87,225)	$204,397	$52,210	$744,607
Property segment	(24,927)	95,203	19,416	364,644
Surety segment	(10,427)	70,032	10,586	132,285
RLI Insurance Group	$(122,579)	$369,632	$82,212	$1,241,536

Year ended December 31, 2021
Casualty segment	$(108,632)	$179,354	$47,139	$674,709
Property segment	(10,981)	72,008	18,605	262,816
Surety segment	(5,850)	66,106	11,163	120,008
RLI Insurance Group	$(125,463)	$317,468	$76,907	$1,057,533

See the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2023, 2022 and 2021

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
(in thousands)	amount	companies	companies	amount	to net
2023
Casualty segment	$909,081	$178,018	$27,283	$758,346	3.6%
Property segment	619,250	218,265	545	401,530	0.1%
Surety segment	142,713	8,830	547	134,430	0.4%
RLI Insurance Group premiums earned	$1,671,044	$405,113	$28,375	$1,294,306	2.2%

2022
Casualty segment	$863,530	$186,469	$34,771	$711,832	4.9%
Property segment	430,010	122,415	291	307,886	0.1%
Surety segment	131,625	7,525	618	124,718	0.5%
RLI Insurance Group premiums earned	$1,425,165	$316,409	$35,680	$1,144,436	3.1%

2021
Casualty segment	$788,741	$185,433	$30,331	$633,639	4.8%
Property segment	310,630	79,094	301	231,837	0.1%
Surety segment	122,975	7,866	318	115,427	0.3%
RLI Insurance Group premiums earned	$1,222,346	$272,393	$30,950	$980,903	3.2%

See the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2023, 2022 and 2021

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period
2023 Allowance for uncollectible reinsurance	$27,323	$(50)	$(299)	$26,974

2022 Allowance for uncollectible reinsurance	$27,243	$130	$(50)	$27,323

2021 Allowance for uncollectible reinsurance	$24,539	$2,863	$(159)	$27,243

See the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2023, 2022 and 2021

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
	acquisition	claim adjustment	premiums,	premiums	investment
Affiliation with Registrant (1)	costs	expense reserves	gross	earned	income
2023	$146,566	$2,446,025	$892,326	$1,294,306	$120,383
2022	$127,859	$2,315,637	$785,085	$1,144,436	$86,078
2021	$103,553	$2,043,555	$680,444	$980,903	$68,862

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written
2023	$712,960	$(108,547)	$418,325	$491,285	$1,427,747
2022	$636,955	$(122,579)	$369,632	$374,297	$1,241,536
2021	$582,065	$(125,463)	$317,468	$327,453	$1,057,533
(1)	Consolidated property-casualty insurance operations.
(2)	See the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Todd W. Bryant
Todd W. Bryant, Chief Financial Officer

Date:	February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Craig W. Kliethermes	By:	/s/ Todd W. Bryant
	Craig W. Kliethermes, President & CEO		Todd W. Bryant, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	February 23, 2024	Date:	February 23, 2024

By:	/s/ Kaj Ahlmann	By:	/s/ Craig W. Kliethermes
	Kaj Ahlmann, Director		Craig W. Kliethermes, Director

Date:	February 23, 2024	Date:	February 23, 2024

By:	/s/ Michael E. Angelina	By:	/s/ Paul B. Medini
	Michael E. Angelina, Director		Paul B. Medini, Director

Date:	February 23, 2024	Date:	February 23, 2024

By:	/s/ David B. Duclos	By:	/s/ Jonathan E. Michael
	David B. Duclos, Director		Jonathan E. Michael, Director

Date:	February 23, 2024	Date:	February 23, 2024

By:	/s/ Susan S. Fleming	By:	/s/ Robert P. Restrepo, Jr.
	Susan S. Fleming, Director		Robert P. Restrepo, Jr., Director

Date:	February 23, 2024	Date:	February 23, 2024

By:	/s/ Jordan W. Graham	By:	/s/ Debbie S. Roberts
	Jordan W. Graham, Director		Debbie S. Roberts, Director

Date:	February 23, 2024	Date:	February 23, 2024

By:	/s/ Clark C. Kellogg	By:	/s/ Michael J. Stone
	Clark C. Kellogg, Director		Michael J. Stone, Director

Date:	February 23, 2024	Date:	February 23, 2024