Form 10-Q
period 2024-03-31
RLI CORP
filed 2024-04-24
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 16, 2024, the number of shares outstanding of the registrant’s Common Stock was 45,709,881.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2024	2023
Net premiums earned	$360,676	$307,723
Net investment income	32,847	27,084
Net realized gains	5,994	14,620
Net unrealized gains on equity securities	45,314	15,496
Consolidated revenue	$444,831	$364,923
Losses and settlement expenses	143,824	114,488
Policy acquisition costs	110,454	101,444
Insurance operating expenses	28,703	23,901
Interest expense on debt	1,618	2,008
General corporate expenses	5,010	4,214
Total expenses	$289,609	$246,055
Equity in earnings of unconsolidated investees	4,769	3,923
Earnings before income taxes	$159,991	$122,791
Income tax expense	32,091	23,980
Net earnings	$127,900	$98,811

Other comprehensive earnings (loss), net of tax	(12,671)	37,707
Comprehensive earnings	$115,229	$136,518

Basic net earnings per share	$2.80	$2.17
Diluted net earnings per share	$2.77	$2.15

Weighted average number of common shares outstanding:
Basic	45,684	45,530
Diluted	46,163	46,035

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,863,321	$2,855,849
(amortized cost of $3,082,273 and allowance for credit losses of $237 at 3/31/24)
(amortized cost of $3,054,391 and allowance for credit losses of $306 at 12/31/23)
Equity securities, at fair value (cost - $362,527 at 3/31/24 and $354,022 at 12/31/23)	643,367	590,041
Short-term investments, at cost which approximates fair value	147,186	134,923
Other invested assets	59,273	59,081
Cash	44,557	36,424
Total investments and cash	$3,757,704	$3,676,318
Accrued investment income	25,353	24,062
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $21,699 at 3/31/24 and $21,438 at 12/31/23	230,537	221,206
Ceded unearned premium	107,822	112,257
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,085 at 3/31/24 and $10,608 at 12/31/23	814,676	757,349
Deferred policy acquisition costs	152,924	146,566
Property and equipment, at cost, net of accumulated depreciation of $75,558 at 3/31/24 and $74,279 at 12/31/23	46,536	46,715
Investment in unconsolidated investees	66,134	56,966
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	10,700	15,872
Other assets	72,461	69,348
TOTAL ASSETS	$5,338,409	$5,180,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,532,190	$2,446,025
Unearned premiums	904,848	892,326
Reinsurance balances payable	35,157	71,507
Funds held	106,430	101,446
Income taxes-current	25,455	3,757
Debt	100,000	100,000
Accrued expenses	68,216	108,880
Other liabilities	45,361	42,766
TOTAL LIABILITIES	$3,817,657	$3,766,707

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,640,095 shares issued, 45,709,881 shares outstanding at 3/31/24)
(68,570,261 shares issued, 45,640,047 shares outstanding at 12/31/23)	$687	$686
Paid-in capital	366,701	362,345
Accumulated other comprehensive earnings (loss)	(178,974)	(166,303)
Retained earnings	1,725,337	1,609,785
Deferred compensation	12,749	13,539
Less: Treasury shares, at cost (22,930,214 shares at 3/31/24 and 12/31/23)	(405,748)	(406,538)
TOTAL SHAREHOLDERS’ EQUITY	$1,520,752	$1,413,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,338,409	$5,180,221

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2023	45,469,752	$1,177,341	$684	$352,391	$(229,076)	$1,446,341	$12,015	$(405,014)
Cumulative-effect adjustment from ASU 2023-02	—	(951)	—	—	—	(951)	—
Net earnings	—	98,811	—	—	—	98,811	—	—
Other comprehensive earnings (loss), net of tax	—	37,707	—	—	37,707	—	—	—
Deferred compensation	—	—	—	—	—	—	249	(249)
Share-based compensation	84,944	2,864	1	2,863	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,851)	—	—	—	(11,851)	—	—
Balance, March 31, 2023	45,554,696	$1,303,921	$685	$355,254	$(191,369)	$1,532,350	$12,264	$(405,263)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2024	45,640,047	$1,413,514	$686	$362,345	$(166,303)	$1,609,785	$13,539	$(406,538)
Net earnings	—	127,900	—	—	—	127,900	—	—
Other comprehensive earnings (loss), net of tax	—	(12,671)	—	—	(12,671)	—	—	—
Deferred compensation	—	—	—	—	—	—	(790)	790
Share-based compensation	69,834	4,357	1	4,356	—	—	—	—
Dividends and dividend equivalents ($0.27 per share)	—	(12,348)	—	—	—	(12,348)	—	—
Balance, March 31, 2024	45,709,881	$1,520,752	$687	$366,701	$(178,974)	$1,725,337	$12,749	$(405,748)

See accompanying notes to the unaudited condensed consolidated interim financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$70,946	$69,219
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(120,109)	$(180,040)
Equity securities	(17,302)	(6,395)
Property and equipment	(1,089)	(1,277)
Other	(2,664)	(1,392)
Proceeds from sale of:
Fixed income securities, available-for-sale	11,819	3,064
Equity securities	15,910	3,501
Equity method investments	—	14,134
Other	1,350	271
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	71,284	190,303
Net proceeds from sale (purchase) of short-term investments	(12,263)	(79,973)
Net cash used in investing activities	$(53,064)	$(57,804)
Cash Flows from Financing Activities
Cash dividends paid	$(12,337)	$(11,839)
Proceeds from stock option exercises	2,588	375
Net cash used in financing activities	$(9,749)	$(11,464)
Net increase (decrease) in cash	$8,133	$(49)
Cash at the beginning of the period	36,424	22,818
Cash at March 31,	$44,557	$22,769

See accompanying notes to the unaudited condensed consolidated interim financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with our 2023 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2024 and the results of operations of RLI Corp. (the Company) and subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B. ADOPTED ACCOUNTING STANDARDS

No new accounting standards applicable in 2024 materially impact our financial statements.

C. PROSPECTIVE ACCOUNTING STANDARDS

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

D. REINSURANCE

Ceded unearned premiums and reinsurance balances recoverable on unpaid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve the Company of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review reinsurers’ annual financial statements and Securities and Exchange Commission filings for those that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the AM Best and Standard & Poor’s (S&P) ratings of our reinsurers. In addition, we subject our reinsurance balances recoverable to detailed recoverability tests, including a segment-based analysis using the average default rating percentage by S&P rating, which assists the Company in assessing the sufficiency of its allowance. Additionally, we perform an in-depth reinsurer financial condition analysis prior to the renewal of our reinsurance placements.

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable balances for the reinsurer are specifically identified and written off through use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the overall allowance and determine whether the balance is sufficient and, if needed, an additional allowance is recognized.

The allowances for uncollectible amounts on paid and unpaid reinsurance balances recoverable were $16 million and $11 million, respectively, at March 31, 2024 and December 31, 2023. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first three months of 2024 and less than $1 million was recovered.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at March 31, 2024 and December 31, 2023 is detailed in the following table:

	March 31,	December 31,
(in thousands)	2024	2023
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2023. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of March 31, 2024 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended March 31, 2024			Ended March 31, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$127,900	45,684	$2.80	$98,811	45,530	$2.17
Effect of Dilutive Securities
Stock options and restricted stock units	—	479		—	505
Diluted EPS
Earnings available to common shareholders	$127,900	46,163	$2.77	$98,811	46,035	$2.15
Anti-dilutive securities excluded from diluted EPS		—			—

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $3 million for the first quarter of 2024, compared to $10 million of tax expense for the same period in 2023.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $13 million for the first three months of 2024, compared to $38 million of unrealized gains, net of tax, during the same period last year. The unrealized losses in the first quarter of 2024 were attributable to an increase in interest rates, which decreased the fair value of securities held in the fixed income portfolio, compared to declining interest rates during the first quarter of 2023, which increased the fair value of fixed income securities.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated interim financial statements:

(in thousands)	For the Three Months
	Ended March 31,
Unrealized Gains/Losses on Available-for-Sale Securities	2024	2023
Beginning balance	$(166,303)	$(229,076)
Other comprehensive earnings (loss) before reclassifications	(13,275)	36,254
Amounts reclassified from accumulated other comprehensive earnings	604	1,453
Net current-period other comprehensive earnings (loss)	$(12,671)	$37,707
Ending balance	$(178,974)	$(191,369)
Balance of securities for which an allowance for credit losses has been recognized in net earnings	$904	$1,841

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months
Component of Accumulated	Ended March 31,		Affected line item in the
Other Comprehensive Earnings (Loss)	2024	2023	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(834)	$(1,713)	Net realized gains (losses)
	70	(126)	Credit gains (losses) presented within net realized gains
	$(764)	$(1,839)	Earnings (loss) before income taxes
	160	386	Income tax (expense) benefit
	$(604)	$(1,453)	Net earnings (loss)

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

Equity Securities: As of March 31, 2024, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs and are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Realized gains and losses on disposition of investments are based on the specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the three-month periods ended March 31, 2024 and 2023:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2024
Fixed income securities - available-for-sale	$11,819	$289	$(793)	$(504)
Equity securities	15,910	7,234	(121)	7,113
2023
Fixed income securities - available-for-sale	$3,790	$35	$(82)	$(47)
Equity securities	3,501	2,417	(101)	2,316

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2024
Fixed income securities - available-for-sale	$72,423	$33	$(157)	$(124)
2023
Fixed income securities - available-for-sale	$190,305	$35	$(40)	$(5)

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized below:

	As of March 31, 2024
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$329,559	$—	$329,559
U.S. agency	—	58,455	—	58,455
Non-U.S. government & agency	—	3,844	—	3,844
Agency MBS	—	414,428	—	414,428
ABS/CMBS/MBS*	—	289,476	—	289,476
Corporate	—	1,158,487	62,560	1,221,047
Municipal	—	546,512	—	546,512
Total fixed income securities - available-for-sale	$—	$2,800,761	$62,560	$2,863,321
Equity securities	641,758	—	1,609	643,367
Total	$641,758	$2,800,761	$64,169	$3,506,688
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	As of December 31, 2023
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$308,031	$—	$308,031
U.S. agency	—	59,826	—	59,826
Non-U.S. government & agency	—	3,882	—	3,882
Agency MBS	—	425,285	—	425,285
ABS/CMBS/MBS*	—	281,182	—	281,182
Corporate	—	1,164,548	60,471	1,225,019
Municipal	—	552,624	—	552,624
Total fixed income securities - available-for-sale	$—	$2,795,378	$60,471	$2,855,849
Equity securities	588,416	—	1,625	590,041
Total	$588,416	$2,795,378	$62,096	$3,445,890
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2024	$62,096
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	(271)
Purchases	2,735
Sales / Calls / Maturities	(391)
Balance as of March 31, 2024	$64,169
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(271)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of March 31, 2024 were as follows:

	March 31, 2024
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$188,801	$186,550
Due after one year through five years	875,943	843,536
Due after five years through 10 years	696,813	669,310
Due after 10 years	548,944	460,021
ABS/CMBS/MBS*	771,772	703,904
Total available-for-sale	$3,082,273	$2,863,321
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at March 31, 2024 and December 31, 2023 are presented in the tables below. Amortized cost does not include the $24 million and $23 million of accrued interest receivable as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$337,014	$—	$388	$(7,843)	$329,559
U.S. agency	59,956	—	444	(1,945)	58,455
Non-U.S. government & agency	4,800	—	—	(956)	3,844
Agency MBS	456,358	—	1,208	(43,138)	414,428
ABS/CMBS/MBS*	315,414	(2)	970	(26,906)	289,476
Corporate	1,277,258	(235)	4,732	(60,708)	1,221,047
Municipal	631,473	—	1,413	(86,374)	546,512
Total Fixed Income	$3,082,273	$(237)	$9,155	$(227,870)	$2,863,321

	December 31, 2023
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$312,632	$—	$1,257	$(5,858)	$308,031
U.S. agency	60,763	—	652	(1,589)	59,826
Non-U.S. government & agency	4,800	—	—	(918)	3,882
Agency MBS	460,551	—	2,636	(37,902)	425,285
ABS/CMBS/MBS*	308,458	(3)	611	(27,884)	281,182
Corporate	1,273,187	(303)	8,766	(56,631)	1,225,019
Municipal	634,000	—	2,238	(83,614)	552,624
Total Fixed Income	$3,054,391	$(306)	$16,160	$(214,396)	$2,855,849
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of March 31, 2024, the discounted cash flow analysis resulted in an allowance for credit losses on 11 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning balance	$306	$339
Increase to allowance from securities for which credit losses were not previously recorded	12	54
Reduction from securities sold during the period	(67)	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	(14)	72
Balance as of March 31,	$237	$465

We recognized $2 million of losses on securities for which we no longer had the intent to hold until recovery during the first three months of 2023. No such losses were recognized during the first three months of 2024.

As of March 31, 2024, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,336 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $228 million in associated unrealized losses represents 7 percent of the fixed income portfolio’s cost basis and 6 percent of total invested assets. Isolated to these securities, unrealized losses increased slightly through the first three months of 2024, as interest rates increased during the period. Of the total 1,336 securities, 1,135 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	March 31, 2024			December 31, 2023
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$78,413	$203,962	$282,375	$37,718	$204,556	$242,274
Amortized cost	79,565	210,653	290,218	37,950	210,182	248,132
Unrealized loss	$(1,152)	$(6,691)	$(7,843)	$(232)	$(5,626)	$(5,858)
U.S. agency
Fair value	$15,822	$28,854	$44,676	$8,736	$29,632	$38,368
Amortized cost	15,995	30,626	46,621	8,790	31,167	39,957
Unrealized loss	$(173)	$(1,772)	$(1,945)	$(54)	$(1,535)	$(1,589)
Non-U.S. government
Fair value	$—	$3,844	$3,844	$—	$3,882	$3,882
Amortized cost	—	4,800	4,800	—	4,800	4,800
Unrealized Loss	$—	$(956)	$(956)	$—	$(918)	$(918)
Agency MBS
Fair value	$55,007	$288,704	$343,711	$61,196	$275,707	$336,903
Amortized cost	56,100	330,749	386,849	61,714	313,091	374,805
Unrealized loss	$(1,093)	$(42,045)	$(43,138)	$(518)	$(37,384)	$(37,902)
ABS/CMBS/MBS*
Fair value	$25,663	$182,583	$208,246	$12,240	$211,436	$223,676
Amortized cost	25,831	209,321	235,152	12,367	239,193	251,560
Unrealized loss	$(168)	$(26,738)	$(26,906)	$(127)	$(27,757)	$(27,884)
Corporate
Fair value	$185,542	$795,631	$981,173	$67,402	$822,731	$890,133
Amortized cost	188,580	853,301	1,041,881	68,345	878,419	946,764
Unrealized loss	$(3,038)	$(57,670)	$(60,708)	$(943)	$(55,688)	$(56,631)
Municipal
Fair value	$74,207	$418,819	$493,026	$61,218	$391,361	$452,579
Amortized cost	75,247	504,153	579,400	61,697	474,496	536,193
Unrealized loss	$(1,040)	$(85,334)	$(86,374)	$(479)	$(83,135)	$(83,614)
Total fixed income
Fair value	$434,654	$1,922,397	$2,357,051	$248,510	$1,939,305	$2,187,815
Amortized cost	441,318	2,143,603	2,584,921	250,863	2,151,348	2,402,211
Unrealized loss	$(6,664)	$(221,206)	$(227,870)	$(2,353)	$(212,043)	$(214,396)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at March 31, 2024 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$2,137,898	$1,941,077	$(196,821)	86.4%
2	BBB	Baa	397,220	369,097	(28,123)	12.3%
3	BB	Ba	31,428	29,952	(1,476)	0.7%
4	B	B	14,826	14,073	(753)	0.3%
5	CCC	Caa	2,730	2,421	(309)	0.1%
6	CC or lower	Ca or lower	819	431	(388)	0.2%
		Total	$2,584,921	$2,357,051	$(227,870)	100.0%

Other Invested Assets

We had $59 million of other invested assets at March 31, 2024, compared to $59 million at December 31, 2023. Other invested assets include investments in low income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC and

HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $9 million at March 31, 2024, compared to $10 million on December 31, 2023. Our LIHTC interests recognized amortization of $1 million as a component of income tax expense and a total tax benefit of $1 million during the first quarter of 2024 and 2023. Our unfunded commitment for our LIHTC investments was less than $1 million at March 31, 2024 and will be paid out in installments through 2035.

Our HTC investment had a balance of $12 million at March 31, 2024, compared to $13 million at December 31, 2023. Our HTC investment recognized $1 million of amortization as a component of income tax expense and a total tax benefit of $1 million during the first quarter of 2024 and 2023.

As of March 31, 2024, $57 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of March 31, 2024, $50 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $27 million as of March 31, 2024, down from $28 million as of December 31, 2023, and had $4 million of associated unfunded commitments at March 31, 2024. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $66 million of investments in unconsolidated investees at March 31, 2024, compared to $57 million at December 31, 2023. At March 31, 2024, our investment in Prime Holdings Insurance Services, Inc. (Prime) was $66 million and other investments in unconsolidated investees totaled less than $1 million.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. We had a cash and short-term investment balance of $45 million and $147 million, respectively, at March 31, 2024, compared to $36 million and $135 million, respectively, at December 31, 2023.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first three months of 2024 and 2023:

	For the Three Months
	Ended March 31,
(in thousands)	2024	2023
Unpaid losses and LAE at beginning of year
Gross	$2,446,025	$2,315,637
Ceded	(757,349)	(740,089)
Net	$1,688,676	$1,575,548

Increase (decrease) in incurred losses and LAE
Current accident year	$186,217	$166,270
Prior accident years	(42,393)	(51,782)
Total incurred	$143,824	$114,488

Loss and LAE payments for claims incurred
Current accident year	$(12,975)	$(7,983)
Prior accident years	(102,011)	(95,905)
Total paid	$(114,986)	$(103,888)

Net unpaid losses and LAE at March 31,	$1,717,514	$1,586,148

Unpaid losses and LAE at March 31,
Gross	$2,532,190	$2,286,063
Ceded	(814,676)	(699,915)
Net	$1,717,514	$1,586,148

For the first three months of 2024, incurred losses and LAE included $42 million of favorable development on prior years’ loss reserves, largely from accident years 2016 through 2019 and 2023. Marine, commercial property, personal umbrella, general liability, executive products, transportation and surety were drivers of the favorable development. No products experienced significant adverse development.

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

4. INCOME TAXES

Our effective tax rate for the three months ended March 31, 2024 was 20.1 percent, compared to 19.5 percent for the same period in 2023. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective tax rate was higher for the three-month period in 2024, as higher pretax income decreased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three-month period ended March 31, 2024 and 2023 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the below table. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended March 31,
	2024		2023
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$33,598	21.0%	$25,786	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(1,874)	(1.2)%	(1,990)	(1.6)%
Tax exempt interest income	(260)	(0.2)%	(283)	(0.2)%
Dividends received deduction	(235)	(0.1)%	(224)	(0.2)%
Tax credit	(768)	(0.5)%	(513)	(0.4)%
ESOP dividends paid deduction	(138)	(0.1)%	(137)	(0.1)%
Nondeductible expenses	713	0.4%	601	0.5%
Other items, net	1,055	0.8%	740	0.5%
Total tax expense	$32,091	20.1%	$23,980	19.5%

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which we believe will generate sufficient taxable income to realize the deferred tax asset.

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

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023, LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 4,004,891 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 224,013 awards under the 2023 LTIP, including 28,475 thus far in 2024.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $1.8 million in the three-month period ended March 31, 2024, compared to $2.5 million for the same period in 2023. The total income tax benefit was $0.3 million for the three-month period ended March 31, 2024, compared to $0.4 million for the same period in 2023. Total unrecognized compensation expense relating to outstanding and unvested awards was $5 million, which will be recognized over the weighted average vesting period of 2.63 years.

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

The following tables summarize option activity for the three-month period ended March 31, 2024:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2024	1,641,710	$92.62
Options granted	27,875	135.94
Options exercised	(93,470)	64.52
Options canceled/forfeited	(1,365)	109.50
Outstanding options at March 31, 2024	1,574,750	$95.04	4.58	$84,145
Exercisable options at March 31, 2024	819,591	$80.95	3.44	$55,335

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $8 million and $11 million during the first three months of 2024 and 2023, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2024		2023
Weighted-average fair value of grants	$30.60		$27.04
Risk-free interest rates	4.62%		4.22%
Dividend yield	2.24%		2.54%
Expected volatility	23.05%		22.93%
Expected option life	5.08	years	5.01	years

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

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2024	45,093	$125.16
Granted	600	142.08
Reinvested	85	145.36
Forfeited	(128)	124.07
Nonvested at March 31, 2024	45,650	$125.43

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months
Revenues	Ended March 31,
(in thousands)	2024	2023
Casualty	$198,276	$186,031
Property	129,411	88,767
Surety	32,989	32,925
Net premiums earned	$360,676	$307,723
Net investment income	32,847	27,084
Net realized gains	5,994	14,620
Net unrealized gains on equity securities	45,314	15,496
Total consolidated revenue	$444,831	$364,923

Net Earnings
(in thousands)	2024	2023
Casualty	$13,674	$31,831
Property	57,716	28,383
Surety	6,305	7,676
Net underwriting income	$77,695	$67,890
Net investment income	32,847	27,084
Net realized gains	5,994	14,620
Net unrealized gains on equity securities	45,314	15,496
General corporate expense and interest on debt	(6,628)	(6,222)
Equity in earnings of unconsolidated investees	4,769	3,923
Earnings before income taxes	$159,991	$122,791
Income tax expense	32,091	23,980
Net earnings	$127,900	$98,811

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months
Net Premiums Earned	Ended March 31,
(in thousands)	2024	2023
Casualty
Commercial excess and personal umbrella	$80,035	$67,582
Commercial transportation	27,301	25,232
General liability	25,412	25,900
Professional services	25,085	24,357
Small commercial	18,337	17,941
Executive products	5,915	6,353
Other casualty	16,191	18,666
Total	$198,276	$186,031
Property
Commercial property	$87,605	$49,262
Marine	32,568	30,636
Other property	9,238	8,869
Total	$129,411	$88,767
Surety
Transactional	$12,108	$12,047
Commercial	10,625	12,418
Contract	10,256	8,460
Total	$32,989	$32,925
Grand Total	$360,676	$307,723

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2024 and 2023 were as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$1,181	$1,269
Variable lease cost	269	438
Sublease income	(42)	(139)
Total lease cost	$1,408	$1,568

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,063	$1,398

ROU assets obtained in exchange for new operating lease liabilities	$3,456	$41

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$200

(in thousands)	March 31, 2024		December 31, 2023
Operating lease ROU assets	$16,083		$13,666
Operating lease liabilities	$17,415		$14,880
Weighted-average remaining lease term - operating leases	6.16	years	6.08	years
Weighted-average discount rate - operating leases	3.48%		3.21%

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows:

(in thousands)	March 31, 2024
2024	$3,248
2025	4,048
2026	3,256
2027	2,135
2028	1,544
2029	1,450
Thereafter	4,199
Total future minimum lease payments	$19,880
Less imputed interest	(2,465)
Total operating lease liability	$17,415

8. ACQUISITONS AND DISPOSTIONS

On September 30, 2022, RLI Corp. completed the sale of its equity method investment in Maui Jim, Inc. to Kering Eyewear. During the first quarter of 2023, the payout of the working capital escrow resulted in the recognition of a $14 million gain that was recorded in the net realized gain line item of the statement of earnings.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2023 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. Forward looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this report. While the Company may elect to update these forward looking statements at some point in the future, the Company specifically disclaims any obligation to do so. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

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

The casualty portion of our business consists largely of commercial excess, personal umbrella, general liability, transportation and management liability coverages, as well as package business and other specialty coverages, such as professional liability and workers’ compensation for office-based professionals. We also assume a limited amount of risks through quota share and excess of loss reinsurance agreements. The casualty business is subject to the risk of estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop. The casualty segment is also subject to inflation risk and may be affected by evolving legislation and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses.

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

The surety segment specializes in writing small to medium-sized contract surety coverages, including payment and performance bonds. We offer a variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the financial, healthcare and energy, including renewable energy. We also offer a variety of transactional bonds including, but not limited to license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees commercial contractors’ contractual obligations for a specific construction project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations, and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these components are presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated interim financial statements in this quarterly report on Form 10-Q, and in note 12 to the consolidated financial statements in our 2023 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months
	Ended March 31,
(in thousands)	2024	2023
Net earnings	$127,900	$98,811
Income tax expense	32,091	23,980
Earnings before income taxes	$159,991	$122,791
Equity in earnings of unconsolidated investees	(4,769)	(3,923)
General corporate expenses	5,010	4,214
Interest expense on debt	1,618	2,008
Net unrealized gains on equity securities	(45,314)	(15,496)
Net realized gains	(5,994)	(14,620)
Net investment income	(32,847)	(27,084)
Net underwriting income	$77,695	$67,890

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2023 Annual Report on Form 10-K.

There have been no significant changes to critical accounting policies during the year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net premiums earned increased 17 percent, driven by products in our property and casualty segments. Positive market performance resulted in $45 million of unrealized gains on equity securities in the first three months of 2024, compared to $15 million in 2023. Investment income was up 21 percent, due to an increased average asset base and higher interest rates relative to the prior year. Realized gains during the first three months of 2024 were comprised of $7 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, and $1 million of realized losses on the fixed income portfolio. This compares to $2 million of realized gains on the equity portfolio, $2 million of realized losses on the fixed income portfolio and $14 million of realized gains from the payout of the working capital escrow from our sale of Maui Jim, Inc. (Maui Jim) in the previous year.

	For the Three Months
	Ended March 31,
Consolidated Revenues (in thousands)	2024	2023
Net premiums earned	$360,676	$307,723
Net investment income	32,847	27,084
Net realized gains	5,994	14,620
Net unrealized gains on equity securities	45,314	15,496
Total consolidated revenue	$444,831	$364,923

Underwriting income was $78 million on a 78.5 combined ratio for the first three months of 2024, compared to $68 million on a 77.9 combined ratio in the same period of 2023. A larger earned premium base resulted in higher levels of underwriting income. Underwriting results were impacted by $12 million of pretax storm losses in 2024 and $4 million of pretax storm losses in 2023. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $42 million in the first three months of 2024, compared to $52 million in 2023.

The loss ratio increased to 39.9 from 37.2, due to a decrease in favorable development on prior accident years’ loss reserves and higher levels of catastrophe losses in 2024. The expense ratio decreased to 38.6 from 40.7. Despite continued investments in our people and technology, as well as higher levels of bonus and profit-sharing expenses that resulted from improved operating performance, growth of net premiums earned allowed for improved leveraging of our expense base.

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

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $5 million of investee earnings from Prime in the first three months of 2024, compared to $4 million in 2023.

Net earnings for the first three months of 2024 totaled $128 million, compared to $99 million for the same period in 2023. Higher levels of underwriting income, investment income and unrealized gains on equity securities all contributed to the improved results.

Comprehensive earnings totaled $115 million for the first three months of 2024, compared to $137 million for the first three months of 2023. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive loss of $13 million in the first three months of 2024 was attributable to higher interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $38 million of other comprehensive earnings was recognized in 2023, as declining interest rates increased the fair value of securities held in the fixed income portfolio.

Premiums

Gross premiums written increased $54 million for the first three months of 2024, compared to the same period of 2023. Growth was achieved in all three segments. Net premiums earned increased $53 million, driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended March 31,			Ended March 31,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Casualty
Commercial excess and personal umbrella	$102,182	$81,431	25%	$80,035	$67,582	18%
Commercial transportation	29,129	22,873	27%	27,301	25,232	8%
General liability	26,760	24,789	8%	25,412	25,900	(2)%
Professional services	26,792	26,189	2%	25,085	24,357	3%
Small commercial	21,626	19,959	8%	18,337	17,941	2%
Executive products	16,413	17,827	(8)%	5,915	6,353	(7)%
Other casualty	22,427	24,766	(9)%	16,191	18,666	(13)%
Total	$245,329	$217,834	13%	$198,276	$186,031	7%
Property
Commercial property	$128,694	$111,939	15%	$87,605	$49,262	78%
Marine	40,574	37,189	9%	32,568	30,636	6%
Other property	11,096	9,718	14%	9,238	8,869	4%
Total	$180,364	$158,846	14%	$129,411	$88,767	46%
Surety
Transactional	14,114	13,347	6%	12,108	12,047	1%
Commercial	$15,631	$15,096	4%	$10,625	$12,418	(14)%
Contract	13,237	9,889	34%	10,256	8,460	21%
Total	$42,982	$38,332	12%	$32,989	$32,925	0%
Grand Total	$468,675	$415,012	13%	$360,676	$307,723	17%

Casualty

Gross premiums written for the casualty segment increased $27 million in the first three months of 2024. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth across our personal umbrella and small commercial distribution channels. General liability premium grew as we were able to secure new accounts and commercial transportation benefited from an increase in submissions, as well as the timing of a large renewal. However, executive products premium continued to decline as a result of competitive market conditions.

Property

Gross premiums written for the property segment increased $22 million in the first three months of 2024. Our commercial property business was up $17 million, as wind rates continued to increase, though at a more moderate pace than in recent quarters. New opportunities led to $3 million of premium growth for our marine product. Additionally, some competitors have reduced their appetite for select Hawaii homeowner coverages, which has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment increased $5 million for the first three months of 2024. Contract surety benefited from new agency relationships, new construction projects and continued increases in material costs.

Underwriting Income

	For the Three Months
	Ended March 31,
	2024	2023
Underwriting Income (in thousands)
Casualty	$13,674	$31,831
Property	57,716	28,383
Surety	6,305	7,676
Total	$77,695	$67,890

Combined Ratio
Casualty	93.2	82.9
Property	55.3	68.0
Surety	80.8	76.7
Total	78.5	77.9

Casualty

The casualty segment recorded underwriting income of $14 million in the first three months of 2024, compared to $32 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $18 million, primarily on accident years 2016 through 2019 and 2023. Favorable development was widespread, with notable amounts from personal umbrella, general liability, executive products and transportation. In comparison, $36 million of prior accident years’ reserves were released in the first three months of 2023. General liability, professional services, commercial excess, executive products and personal umbrella were drivers of the favorable development in 2023.

The combined ratio for the casualty segment was 93.1 in 2024, compared to 82.9 in 2023. The segment’s loss ratio was 55.2 in 2024, up from 45.5 in 2023. Lower levels of reserve releases on prior accident years resulted in the higher loss ratio in 2024. The expense ratio for the casualty segment was 37.9, up from 37.4 for the same period last year.

Property

The property segment recorded underwriting income of $58 million for the first three months of 2024, compared to $28 million for the same period last year. Underwriting results for 2024 included $19 million of favorable development on prior years’ loss and catastrophe reserves and $12 million of storm losses in the current year. Comparatively, the 2023 underwriting results included $13 million of favorable development on prior years’ loss and catastrophe reserves and $4 million of other storm losses.

Underwriting results for the first three months of 2024 translated into a combined ratio of 55.4, compared to 68.0 for the same period last year. The segment’s loss ratio was 25.2 in 2024, down from 29.8 in 2023. Larger releases on prior years’ loss reserves and low attritional, non-catastrophe losses more than offset the impact of higher storm losses. The segment’s expense ratio decreased to 30.2 in 2024 from 38.2 in the prior year, as the growth in the earned premium base exceeded the growth in expense. Additionally, the expense ratio benefited from an increase in expense override we earn for writing business on behalf of other carriers.

Surety

The surety segment recorded underwriting income of $6 million for the first three months of 2024, compared to $8 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2024 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $5 million. Results for 2023 included $3 million of favorable development on prior accident years’ reserves. Additionally, $2 million of reinsurance reinstatement premium was recorded in 2024 on a prior year loss, which reduced net premiums earned and underwriting income.

The combined ratio for the surety segment totaled 80.9 for the first three months of 2024, compared to 76.7 for the same period in 2023. The segment’s loss ratio was 5.4 in 2024, down from 10.2 in 2023, due to higher levels of favorable prior accident years’ reserve development. The expense ratio was 75.5, up from 66.5 in the prior year. The impact of the reinsurance reinstatement premium on the earned premium base increased the expense ratio by 4.3 points. In addition, the increase in expense ratio was the result of continued investments in technology and people to support growth and improve customer experiences.

Investment Income

Our investment portfolio generated net investment income of $33 million during the first three months of 2024, an increase of 21 percent from that reported for the same period in 2023. The increase in investment income was due to higher interest rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first three months of 2024 and 2023 were as follows:

	2024	2023
Pretax Yield
Taxable	3.72%	3.39%
Tax-Exempt	2.85%	2.79%
After-Tax Yield
Taxable	2.94%	2.68%
Tax-Exempt	2.70%	2.64%

The following table depicts the composition of our investment portfolio at March 31, 2024 as compared to December 31, 2023:

(in thousands)	March 31, 2024		December 31, 2023
Fixed income	$2,863,321	76.2%	$2,855,849	77.7%
Equity securities	643,367	17.1%	590,041	16.0%
Short-term investments	147,186	3.9%	134,923	3.7%
Other invested assets	59,273	1.6%	59,081	1.6%
Cash	44,557	1.2%	36,424	1.0%
Total investments and cash	$3,757,704	100.0%	$3,676,318	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $7 million in the first three months of 2024. Average fixed income duration was 4.6 years at March 31, 2024, reflecting our liability structure and sound capital position. The equity portfolio increased by $53 million during the first three months of 2024, due to the positive performance of equity markets. Short-term investments increased by $12 million, as improved yields made AAA-rated government money market funds an investable asset class.

Income Taxes

Our effective tax rate for the first three months of 2024 was 20.1 percent, compared to 19.5 percent for the same period in 2023. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was higher for the three-month period in 2024, as higher pretax income decreased the percentage impact of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2024 and 2023:

(in thousands)	2024	2023
Operating cash flows	$70,946	$69,219
Investing cash flows	(53,064)	(57,804)
Financing cash flows	(9,749)	(11,464)
Total	$8,133	$(49)

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first three months of 2024 benefited from increased premium receipts relative to the first three months of 2023, but were also impacted by elevated levels of loss and settlement expense payments.

As of March 31, 2024, we had $100 million in debt outstanding. On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries an adjustable interest rate of 6.93 percent, which will reset during the second quarter of 2024. The credit facility with PNC was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. Further, RLI Insurance Company borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 10, 2023. The borrowing matures on November 12, 2024. Interest is paid monthly at an annualized rate of 5.44 percent.

Two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of March 31, 2024, $57 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

As of March 31, 2024, we had cash and other investments maturing within one year of approximately $378 million and an additional $879 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at March 31, 2024 have increased $81 million from December 31, 2023. As of March 31, 2024, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$337,014	$329,559	$(7,455)	8.8%	AA+
U.S. agency	59,956	58,455	(1,501)	1.6%	AA+
Non-U.S. government & agency	4,800	3,844	(956)	0.1%	BBB+
Agency MBS	456,358	414,428	(41,930)	11.0%	AA+
ABS/CMBS/MBS**	315,414	289,476	(25,938)	7.7%	AA+
Corporate	1,277,258	1,221,047	(56,211)	32.5%	A-
Municipal	631,473	546,512	(84,961)	14.5%	AA
Total fixed income	$3,082,273	$2,863,321	$(218,952)	76.2%	AA-
Equity	362,527	643,367	280,840	17.1%
Short-term investments	147,186	147,186	—	3.9%
Other invested assets	55,709	59,273	3,564	1.6%
Cash	44,557	44,557	—	1.2%
Total portfolio	$3,692,252	$3,757,704	$65,452	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of March 31, 2024, our fixed income portfolio had the following rating distribution:

					Below
					Investment
	AAA	AA	A	BBB	Grade	No Rating	Fair Value
U.S. government	-	329,559	-	-	-	-	329,559
U.S. agency	-	58,455	-	-	-	-	58,455
Non-U.S. government & agency	-	-	1,680	2,164	-	-	3,844
Agency MBS	-	414,428	-	-	-	-	414,428
ABS/CMBS/MBS*	182,626	23,560	64,620	-	-	18,670	289,476
Corporate	30,905	129,513	523,288	328,119	146,662	62,560	1,221,047
Municipal	142,850	350,658	52,664	-	-	340	546,512
Total	356,381	1,306,173	642,252	330,283	146,662	81,570	2,863,321
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

As of March 31, 2024, our fixed income portfolio remained well diversified, with 1,781 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of March 31, 2024, we had $148 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of March 31, 2024, we had $139 million in commercial and non-agency mortgage-backed securities and $414 million in mortgage-backed securities backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 7.7 percent of our investment portfolio at quarter end.

We had $1,221 million in corporate fixed income securities as of March 31, 2024, which includes $115 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 58 percent taxable securities and 42 percent tax-exempt securities. Approximately 90 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of March 31, 2024, our equity portfolio had a dividend yield of 1.9 percent, compared to 1.4 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 85 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $66 million of investments in unconsolidated investees at March 31, 2024, compared to $57 million at December 31, 2023.

Our investment portfolio does not have any exposure to derivatives.

As of March 31, 2024, our capital structure consisted of $100 million in debt and $1.5 billion of shareholders’ equity. Debt outstanding comprised 6 percent of total capital as of March 31, 2024. Interest and fees on debt obligations totaled $2 million for the first three months of 2024 and 2023. We incurred interest expense on debt at an average annual interest rate of 6.24 percent during the first three months of 2024, compared to 3.89 percent during the same period last year.

We paid a regular quarterly cash dividend of $0.27 per share on March 20, 2024, the same amount as the prior quarter. We have increased dividends in each of the last 48 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2024, our holding company had $1.5 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $153 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first three months of 2024, RLI Ins. paid $17 million in ordinary dividends to RLI Corp. In 2023, RLI Ins. paid ordinary dividends totaling $145 million. As of March 31, 2024, $5 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our exposure to market risk from that reported in our 2023 Annual Report on Form 10-K.

Historically, our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed income securities. We have consistently invested in high credit quality, investment grade securities. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Annual Report on Form 10-K for more information.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds - not applicable.

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

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: April 24, 2024