Form 10-Q
period 2024-06-30
RLI CORP
filed 2024-07-24
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 16, 2024, the number of shares outstanding of the registrant’s Common Stock was 45,746,054.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net premiums earned	$379,065	$322,280	$739,741	$630,003
Net investment income	33,961	28,788	66,808	55,872
Net realized gains (losses)	(192)	5,580	5,802	20,200
Net unrealized gains on equity securities	3,608	25,214	48,922	40,710
Consolidated revenue	$416,442	$381,862	$861,273	$746,785
Losses and settlement expenses	167,799	153,943	311,623	268,431
Policy acquisition costs	113,921	102,626	224,375	204,070
Insurance operating expenses	27,321	24,510	56,024	48,411
Interest expense on debt	1,604	2,047	3,222	4,055
General corporate expenses	4,140	4,219	9,150	8,433
Total expenses	$314,785	$287,345	$604,394	$533,400
Equity in earnings of unconsolidated investees	1,646	1,514	6,415	5,437
Earnings before income taxes	$103,303	$96,031	$263,294	$218,822
Income tax expense	21,311	18,379	53,402	42,359
Net earnings	$81,992	$77,652	$209,892	$176,463

Other comprehensive earnings (loss), net of tax	(7,843)	(19,721)	(20,514)	17,986
Comprehensive earnings	$74,149	$57,931	$189,378	$194,449

Basic net earnings per share	$1.79	$1.70	$4.59	$3.87
Diluted net earnings per share	$1.78	$1.69	$4.55	$3.83

Weighted average number of common shares outstanding:
Basic	45,737	45,591	45,709	45,560
Diluted	46,179	46,044	46,169	46,045

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$2,989,527	$2,855,849
(amortized cost of $3,217,866 and allowance for credit losses of $228 at 6/30/24)
(amortized cost of $3,054,391 and allowance for credit losses of $306 at 12/31/23)
Equity securities, at fair value (cost - $381,138 at 6/30/24 and $354,022 at 12/31/23)	666,563	590,041
Short-term investments, at cost which approximates fair value	125,865	134,923
Other invested assets	55,364	59,081
Cash	50,030	36,424
Total investments and cash	$3,887,349	$3,676,318
Accrued investment income	26,683	24,062
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $21,791 at 6/30/24 and $21,438 at 12/31/23	294,774	221,206
Ceded unearned premium	114,893	112,257
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,025 at 6/30/24 and $10,608 at 12/31/23	782,288	757,349
Deferred policy acquisition costs	167,295	146,566
Property and equipment, at cost, net of accumulated depreciation of $74,768 at 6/30/24 and $74,279 at 12/31/23	46,574	46,715
Investment in unconsolidated investees	67,249	56,966
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	12,291	15,872
Other assets	58,715	69,348
TOTAL ASSETS	$5,511,673	$5,180,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,544,622	$2,446,025
Unearned premiums	992,754	892,326
Reinsurance balances payable	38,968	71,507
Funds held	107,235	101,446
Income taxes-current	7,610	3,757
Debt	100,000	100,000
Accrued expenses	83,805	108,880
Other liabilities	51,972	42,766
TOTAL LIABILITIES	$3,926,966	$3,766,707

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,676,268 shares issued, 45,746,054 shares outstanding at 6/30/24)
(68,570,261 shares issued, 45,640,047 shares outstanding at 12/31/23)	$687	$686
Paid-in capital	369,785	362,345
Accumulated other comprehensive earnings (loss)	(186,817)	(166,303)
Retained earnings	1,794,051	1,609,785
Deferred compensation	13,183	13,539
Less: Treasury shares, at cost (22,930,214 shares at 6/30/24 and 12/31/23)	(406,182)	(406,538)
TOTAL SHAREHOLDERS’ EQUITY	$1,584,707	$1,413,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,511,673	$5,180,221

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2023	45,469,752	$1,177,341	$684	$352,391	$(229,076)	$1,446,341	$12,015	$(405,014)
Cumulative-effect adjustment from ASU 2023-02	—	(951)	—	—	—	(951)	—
Net earnings	—	98,811	—	—	—	98,811	—	—
Other comprehensive earnings (loss), net of tax	—	37,707	—	—	37,707	—	—	—
Deferred compensation	—	—	—	—	—	—	249	(249)
Share-based compensation	84,944	2,864	1	2,863	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,851)	—	—	—	(11,851)	—	—
Balance, March 31, 2023	45,554,696	$1,303,921	$685	$355,254	$(191,369)	$1,532,350	$12,264	$(405,263)
Net earnings	—	77,652	—	—	—	77,652	—	—
Other comprehensive earnings (loss), net of tax	—	(19,721)	—	—	(19,721)	—	—	—
Deferred compensation	—	—	—	—	—	—	243	(243)
Share-based compensation	41,500	2,402	—	2,402	—	—	—	—
Dividends and dividend equivalents ($0.27 per share)	—	(12,342)	—	—	—	(12,342)	—	—
Balance, June 30, 2023	45,596,196	$1,351,912	$685	$357,656	$(211,090)	$1,597,660	$12,507	$(405,506)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2024	45,640,047	$1,413,514	$686	$362,345	$(166,303)	$1,609,785	$13,539	$(406,538)
Net earnings	—	127,900	—	—	—	127,900	—	—
Other comprehensive earnings (loss), net of tax	—	(12,671)	—	—	(12,671)	—	—	—
Deferred compensation	—	—	—	—	—	—	(790)	790
Share-based compensation	69,834	4,357	1	4,356	—	—	—	—
Dividends and dividend equivalents ($0.27 per share)	—	(12,348)	—	—	—	(12,348)	—	—
Balance, March 31, 2024	45,709,881	$1,520,752	$687	$366,701	$(178,974)	$1,725,337	$12,749	$(405,748)
Net earnings	—	81,992	—	—	—	81,992	—	—
Other comprehensive earnings (loss), net of tax	—	(7,843)	—	—	(7,843)	—	—	—
Deferred compensation	—	—	—	—	—	—	434	(434)
Share-based compensation	36,173	3,084	—	3,084	—	—	—	—
Dividends and dividend equivalents ($0.29 per share)	—	(13,278)	—	—	—	(13,278)	—	—
Balance, June 30, 2024	45,746,054	$1,584,707	$687	$369,785	$(186,817)	$1,794,051	$13,183	$(406,182)

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$212,771	$243,595
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(369,888)	$(365,976)
Equity securities	(45,585)	(25,454)
Property and equipment	(3,840)	(2,790)
Other	(3,591)	(2,669)
Proceeds from sale of:
Fixed income securities, available-for-sale	41,543	19,490
Equity securities	31,473	22,029
Equity method investments	—	14,134
Other	3,952	473
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	159,869	349,714
Net proceeds from sale (purchase) of short-term investments	9,058	(235,067)
Net cash used in investing activities	$(177,009)	$(226,116)
Cash Flows from Financing Activities
Cash dividends paid	$(25,604)	$(24,172)
Proceeds from stock option exercises	3,448	582
Net cash used in financing activities	$(22,156)	$(23,590)
Net increase (decrease) in cash	$13,606	$(6,111)
Cash at the beginning of the period	36,424	22,818
Cash at June 30,	$50,030	$16,707

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of RLI Corp. (the Company) and subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). These condensed consolidated financial statements do not include all the disclosures required by GAAP for annual financial statements and should be read in conjunction with our 2023 Annual Report on Form 10-K. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary for fair financial statement presentation. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ significantly from these estimates.

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

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable balances for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write-off such a balance, it is done in full. We then re-evaluate the overall allowance and determine whether the balance is sufficient and, if needed, an additional allowance is recognized.

The allowances for uncollectible amounts on paid and unpaid reinsurance balances recoverable were $16 million and $11 million, respectively, at June 30, 2024 and December 31, 2023. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first six months of 2024 and less than $1 million was recovered.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at June 30, 2024 and December 31, 2023 is detailed in the following table:

	June 30,	December 31,
(in thousands)	2024	2023
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2024. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of June 30, 2024 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

F. EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock or common stock equivalents were exercised or converted into common stock. When inclusion of these items increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding these items. The following represents a reconciliation of the numerator and denominator of the basic and diluted EPS computations contained in the unaudited condensed consolidated financial statements:

	For the Three Months			For the Three Months
	Ended June 30, 2024			Ended June 30, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$81,992	45,737	$1.79	$77,652	45,591	$1.70
Effect of Dilutive Securities
Stock options and restricted stock units	—	442		—	453
Diluted EPS
Earnings available to common shareholders	$81,992	46,179	$1.78	$77,652	46,044	$1.69
Anti-dilutive securities excluded from diluted EPS		—			118

	For the Six Months			For the Six Months
	Ended June 30, 2024			Ended June 30, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$209,892	45,709	$4.59	$176,463	45,560	$3.87
Effect of Dilutive Securities
Stock options and restricted stock units	—	460		—	485
Diluted EPS
Earnings available to common shareholders	$209,892	46,169	$4.55	$176,463	46,045	$3.83
Anti-dilutive securities excluded from diluted EPS		114			118

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $2 million for the second quarter of 2024, compared to $5 million of tax benefit for the same period in 2023. For the six-month period ended June 30, 2024, other comprehensive earnings (loss) is net of tax benefit of $5 million, compared to $5 million of tax expense for the same period in 2023.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $21 million for the first six months of 2024, compared to $18 million of unrealized gains, net of tax, during the same period last year. The unrealized losses in 2024 were attributable to an increase in interest rates, which decreased the fair value of securities held in the fixed income portfolio. During 2023, modestly tighter credit spreads on relatively steady interest rates increased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated financial statements:

(in thousands)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2024	2023	2024	2023
Beginning balance	$(178,974)	$(191,369)	$(166,303)	$(229,076)
Other comprehensive earnings (loss) before reclassifications	(8,571)	(20,347)	(21,846)	15,908
Amounts reclassified from accumulated other comprehensive earnings	728	626	1,332	2,078
Net current-period other comprehensive earnings (loss)	$(7,843)	$(19,721)	$(20,514)	$17,986
Ending balance	$(186,817)	$(211,090)	$(186,817)	$(211,090)
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$1,463	$1,053

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months		For the Six Months
Component of Accumulated	Ended June 30,		Ended June 30,		Affected line item in the
Other Comprehensive Earnings (Loss)	2024	2023	2024	2023	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(931)	$(824)	$(1,765)	$(2,536)	Net realized gains (losses)
	9	31	79	(95)	Credit gains (losses) presented within net realized gains
	$(922)	$(793)	$(1,686)	$(2,631)	Earnings (loss) before income taxes
	194	167	354	553	Income tax (expense) benefit
	$(728)	$(626)	$(1,332)	$(2,078)	Net earnings (loss)

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

Equity Securities: As of June 30, 2024, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs and are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Realized gains and losses on disposition of investments are based on the specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the six-month periods ended June 30, 2024 and 2023:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2024
Fixed income securities - available-for-sale	$41,543	$357	$(1,139)	$(782)
Equity securities	31,473	13,344	(340)	13,004
2023
Fixed income securities - available-for-sale	$20,729	$99	$(910)	$(811)
Equity securities	22,029	8,841	(101)	8,740

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2024
Fixed income securities - available-for-sale	$158,472	$79	$(856)	$(777)
2023
Fixed income securities - available-for-sale	$349,734	$37	$(43)	$(6)

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized below:

	As of June 30, 2024
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$434,800	$—	$434,800
U.S. agency	—	58,309	—	58,309
Non-U.S. government & agency	—	3,828	—	3,828
Agency MBS	—	414,675	—	414,675
ABS/CMBS/MBS*	—	320,061	—	320,061
Corporate	—	1,182,685	68,095	1,250,780
Municipal	—	507,074	—	507,074
Total fixed income securities - available-for-sale	$—	$2,921,432	$68,095	$2,989,527
Equity securities	661,978	—	4,585	666,563
Total	$661,978	$2,921,432	$72,680	$3,656,090

	As of December 31, 2023
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$308,031	$—	$308,031
U.S. agency	—	59,826	—	59,826
Non-U.S. government & agency	—	3,882	—	3,882
Agency MBS	—	425,285	—	425,285
ABS/CMBS/MBS*	—	281,182	—	281,182
Corporate	—	1,164,548	60,471	1,225,019
Municipal	—	552,624	—	552,624
Total fixed income securities - available-for-sale	$—	$2,795,378	$60,471	$2,855,849
Equity securities	588,416	—	1,625	590,041
Total	$588,416	$2,795,378	$62,096	$3,445,890
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2024	$62,096
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	(315)
Purchases	12,310
Sales / Calls / Maturities	(1,411)
Balance as of June 30, 2024	$72,680
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(315)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of June 30, 2024 were as follows:

	June 30, 2024
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$242,522	$239,183
Due after one year through five years	847,005	815,300
Due after five years through 10 years	775,964	745,887
Due after 10 years	548,359	454,421
ABS/CMBS/MBS*	804,016	734,736
Total available-for-sale	$3,217,866	$2,989,527
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at June 30, 2024 and December 31, 2023 are presented in the tables below. Amortized cost does not include the $26 million and $23 million of accrued interest receivable as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$442,734	$—	$258	$(8,192)	$434,800
U.S. agency	60,058	—	326	(2,075)	58,309
Non-U.S. government & agency	4,800	—	—	(972)	3,828
Agency MBS	458,944	—	915	(45,184)	414,675
ABS/CMBS/MBS*	345,072	(2)	1,367	(26,376)	320,061
Corporate	1,310,888	(226)	3,620	(63,502)	1,250,780
Municipal	595,370	—	1,069	(89,365)	507,074
Total Fixed Income	$3,217,866	$(228)	$7,555	$(235,666)	$2,989,527

	December 31, 2023
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$312,632	$—	$1,257	$(5,858)	$308,031
U.S. agency	60,763	—	652	(1,589)	59,826
Non-U.S. government & agency	4,800	—	—	(918)	3,882
Agency MBS	460,551	—	2,636	(37,902)	425,285
ABS/CMBS/MBS*	308,458	(3)	611	(27,884)	281,182
Corporate	1,273,187	(303)	8,766	(56,631)	1,225,019
Municipal	634,000	—	2,238	(83,614)	552,624
Total Fixed Income	$3,054,391	$(306)	$16,160	$(214,396)	$2,855,849
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of June 30, 2024, the discounted cash flow analysis resulted in an allowance for credit losses on 9 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$237	$465	$306	$339
Increase to allowance from securities for which credit losses were not previously recorded	—	2	—	25
Reduction from securities sold during the period	(27)	—	(89)	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	18	(33)	11	70
Balance as of June 30,	$228	$434	$228	$434

We recognized $2 million of losses on securities for which we no longer had the intent to hold until recovery during the first six months of 2023. No such losses were recognized during the first six months of 2024.

As of June 30, 2024, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,366 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $236 million in associated unrealized losses represents 7 percent of the fixed income portfolio’s cost basis and 6 percent of total invested assets. Isolated to these securities, unrealized losses increased slightly through the first six months of 2024, as interest rates increased during the period. Of the total 1,366 securities, 1,156 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	June 30, 2024			December 31, 2023
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$157,918	$227,774	$385,692	$37,718	$204,556	$242,274
Amortized cost	159,088	234,796	393,884	37,950	210,182	248,132
Unrealized loss	$(1,170)	$(7,022)	$(8,192)	$(232)	$(5,626)	$(5,858)
U.S. agency
Fair value	$11,369	$35,039	$46,408	$8,736	$29,632	$38,368
Amortized cost	11,507	36,976	48,483	8,790	31,167	39,957
Unrealized loss	$(138)	$(1,937)	$(2,075)	$(54)	$(1,535)	$(1,589)
Non-U.S. government
Fair value	$—	$3,828	$3,828	$—	$3,882	$3,882
Amortized cost	—	4,800	4,800	—	4,800	4,800
Unrealized Loss	$—	$(972)	$(972)	$—	$(918)	$(918)
Agency MBS
Fair value	$47,461	$312,936	$360,397	$61,196	$275,707	$336,903
Amortized cost	47,832	357,749	405,581	61,714	313,091	374,805
Unrealized loss	$(371)	$(44,813)	$(45,184)	$(518)	$(37,384)	$(37,902)
ABS/CMBS/MBS*
Fair value	$20,533	$178,161	$198,694	$12,240	$211,436	$223,676
Amortized cost	20,571	204,499	225,070	12,367	239,193	251,560
Unrealized loss	$(38)	$(26,338)	$(26,376)	$(127)	$(27,757)	$(27,884)
Corporate
Fair value	$228,328	$801,030	$1,029,358	$67,402	$822,731	$890,133
Amortized cost	233,642	859,218	1,092,860	68,345	878,419	946,764
Unrealized loss	$(5,314)	$(58,188)	$(63,502)	$(943)	$(55,688)	$(56,631)
Municipal
Fair value	$54,876	$416,438	$471,314	$61,218	$391,361	$452,579
Amortized cost	55,562	505,117	560,679	61,697	474,496	536,193
Unrealized loss	$(686)	$(88,679)	$(89,365)	$(479)	$(83,135)	$(83,614)
Total fixed income
Fair value	$520,485	$1,975,206	$2,495,691	$248,510	$1,939,305	$2,187,815
Amortized cost	528,202	2,203,155	2,731,357	250,863	2,151,348	2,402,211
Unrealized loss	$(7,717)	$(227,949)	$(235,666)	$(2,353)	$(212,043)	$(214,396)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at June 30, 2024 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$2,292,580	$2,086,894	$(205,686)	87.3%
2	BBB	Baa	388,103	361,830	(26,273)	11.1%
3	BB	Ba	30,171	28,674	(1,497)	0.6%
4	B	B	16,562	15,259	(1,303)	0.6%
5	CCC	Caa	3,121	2,646	(475)	0.2%
6	CC or lower	Ca or lower	820	388	(432)	0.2%
		Total	$2,731,357	$2,495,691	$(235,666)	100.0%

Other Invested Assets

We had $55 million of other invested assets at June 30, 2024, compared to $59 million at December 31, 2023. Other invested assets include investments in low income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC and

HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $9 million at June 30, 2024, compared to $10 million on December 31, 2023. Our LIHTC interests recognized amortization of $1 million as a component of income tax expense and a total tax benefit of $1 million during the second quarter of 2024 and 2023. For the six-months ended June 30, 2024, our LIHTC interests recognized amortization of $1 million and a total tax benefit of $1 million, compared to $2 million of amortization and $2 million of tax benefit for the same period in 2023. Our unfunded commitment for our LIHTC investments was less than $1 million at June 30, 2024 and will be paid out in installments through 2035.

Our HTC investment had a balance of $11 million at June 30, 2024, compared to $13 million at December 31, 2023. Our HTC investment recognized $1 million of amortization as a component of income tax expense and a total tax benefit of $1 million during the second quarter of 2024 and 2023. For the six-months ended June 30, 2024 and 2023, our HTC investment recognized amortization of $2 million and a total tax benefit of $3 million.

As of June 30, 2024, $57 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of June 30, 2024, $50 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $25 million as of June 30, 2024, down from $28 million as of December 31, 2023, and had $4 million of associated unfunded commitments at June 30, 2024. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $67 million of investments in unconsolidated investees at June 30, 2024, compared to $57 million at December 31, 2023. At June 30, 2024, our investment in Prime Holdings Insurance Services, Inc. (Prime) was $67 million and other investments in unconsolidated investees totaled less than $1 million.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. We had a cash and short-term investment balance of $50 million and $126 million, respectively, at June 30, 2024, compared to $36 million and $135 million, respectively, at December 31, 2023.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first six months of 2024 and 2023:

	For the Six Months
	Ended June 30,
(in thousands)	2024	2023
Unpaid losses and LAE at beginning of year
Gross	$2,446,025	$2,315,637
Ceded	(757,349)	(740,089)
Net	$1,688,676	$1,575,548

Increase (decrease) in incurred losses and LAE
Current accident year	$376,546	$339,951
Prior accident years	(64,923)	(71,520)
Total incurred	$311,623	$268,431

Loss and LAE payments for claims incurred
Current accident year	$(40,078)	$(30,978)
Prior accident years	(197,887)	(172,282)
Total paid	$(237,965)	$(203,260)

Net unpaid losses and LAE at June 30,	$1,762,334	$1,640,719

Unpaid losses and LAE at June 30,
Gross	$2,544,622	$2,361,577
Ceded	(782,288)	(720,858)
Net	$1,762,334	$1,640,719

For the first six months of 2024, incurred losses and LAE included $65 million of favorable development on prior years’ loss reserves, largely from accident years 2016, 2017, 2019, 2020, 2022 and 2023. Marine, surety, general liability, commercial property, executive products, personal umbrella, professional services and commercial excess were drivers of the favorable development. No products experienced significant adverse development.

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

4. INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2024 was 20.6 percent and 20.3 percent, respectively, compared to 19.1 percent and 19.4 percent, respectively, for the same periods in 2023. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective tax rate was higher for the three and six-month periods in 2024 due to lower levels of tax-favored adjustments and higher levels of pretax income, which decreased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three and six-month periods ended June 30, 2024 and 2023 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the table below. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended June 30,				For the Six Months Ended June 30, 2024
	2024		2023		2024		2023
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$21,694	21.0%	$20,167	21.0%	$55,292	21.0%	$45,953	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(422)	(0.4)%	(878)	(0.9)%	(2,297)	(0.8)%	(2,868)	(1.3)%
Tax exempt interest income	(249)	(0.2)%	(274)	(0.3)%	(509)	(0.2)%	(557)	(0.3)%
Dividends received deduction	(234)	(0.2)%	(209)	(0.2)%	(468)	(0.2)%	(433)	(0.2)%
Tax credit	(768)	(0.8)%	(780)	(0.8)%	(1,536)	(0.6)%	(1,559)	(0.7)%
ESOP dividends paid deduction	(151)	(0.2)%	(144)	(0.2)%	(290)	(0.1)%	(281)	(0.1)%
Nondeductible expenses	946	0.9%	745	0.8%	1,659	0.6%	1,346	0.6%
Other items, net	495	0.5%	(248)	(0.3)%	1,551	0.6%	758	0.4%
Total tax expense	$21,311	20.6%	$18,379	19.1%	$53,402	20.3%	$42,359	19.4%

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

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023, LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 4,004,891 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 357,001 awards under the 2023 LTIP, including 161,463 thus far in 2024.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2.2 million and $4.0 million in the three and six-month periods ended June 30, 2024, respectively, compared to $2.2 million and $4.7 million, respectively, for the same periods in 2023. The total income tax benefit was $0.3 million and $0.6 million for the three and six-month periods ended June 30, 2024, compared to $0.3 million and $0.8 million, respectively, for the same periods in 2023. Total unrecognized compensation expense relating to outstanding and unvested awards was $9 million, which will be recognized over the weighted average vesting period of 2.74 years.

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

The following tables summarize option activity for the six-month period ended June 30, 2024:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2024	1,641,710	$92.62
Options granted	141,932	141.73
Options exercised	(120,940)	67.25
Options canceled/forfeited	(6,900)	105.93
Outstanding options at June 30, 2024	1,655,802	$98.62	4.51	$69,933
Exercisable options at June 30, 2024	983,166	$85.13	3.39	$54,623

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $9 million and $16 million during the first six months of 2024 and 2023, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2024		2023
Weighted-average fair value of grants	$31.09		$26.79
Risk-free interest rates	4.91%		3.44%
Dividend yield	2.30%		2.29%
Expected volatility	23.08%		22.95%
Expected option life	5.00	years	4.94	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or greater. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $2 million and $1 million during the first six months of 2024 and 2023, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2024	45,093	$125.16
Granted	19,531	142.83
Reinvested	179	143.82
Vested	(17,198)	122.96
Forfeited	(606)	132.42
Nonvested at June 30, 2024	46,999	$133.29

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months		For the Six Months
Revenues	Ended June 30,		Ended June 30,
(in thousands)	2024	2023	2024	2023
Casualty	$209,100	$187,048	$407,376	$373,079
Property	134,097	101,841	263,508	190,608
Surety	35,868	33,391	68,857	66,316
Net premiums earned	$379,065	$322,280	$739,741	$630,003
Net investment income	33,961	28,788	66,808	55,872
Net realized gains (losses)	(192)	5,580	5,802	20,200
Net unrealized gains on equity securities	3,608	25,214	48,922	40,710
Total consolidated revenue	$416,442	$381,862	$861,273	$746,785

Net Earnings
(in thousands)	2024	2023	2024	2023
Casualty	$10,315	$6,977	$23,989	$38,808
Property	53,180	25,877	110,896	54,260
Surety	6,529	8,347	12,834	16,023
Net underwriting income	$70,024	$41,201	$147,719	$109,091
Net investment income	33,961	28,788	66,808	55,872
Net realized gains (losses)	(192)	5,580	5,802	20,200
Net unrealized gains on equity securities	3,608	25,214	48,922	40,710
General corporate expense and interest on debt	(5,744)	(6,266)	(12,372)	(12,488)
Equity in earnings of unconsolidated investees	1,646	1,514	6,415	5,437
Earnings before income taxes	$103,303	$96,031	$263,294	$218,822
Income tax expense	21,311	18,379	53,402	42,359
Net earnings	$81,992	$77,652	$209,892	$176,463

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Six Months
Net Premiums Earned	Ended June 30,		Ended June 30,
(in thousands)	2024	2023	2024	2023
Casualty
Commercial excess and personal umbrella	$85,986	$69,261	$166,021	$136,843
Commercial transportation	29,323	25,398	56,624	50,630
General liability	26,104	26,016	51,516	51,916
Professional services	26,000	24,602	51,085	48,959
Small commercial	19,459	18,455	37,796	36,396
Executive products	5,448	6,153	11,363	12,506
Other casualty	16,780	17,163	32,971	35,829
Total	$209,100	$187,048	$407,376	$373,079
Property
Commercial property	$87,400	$60,219	$175,005	$109,481
Marine	37,069	32,412	69,637	63,048
Other property	9,628	9,210	18,866	18,079
Total	$134,097	$101,841	$263,508	$190,608
Surety
Transactional	$12,308	$11,887	$24,416	$23,934
Commercial	12,700	12,505	23,325	24,923
Contract	10,860	8,999	21,116	17,459
Total	$35,868	$33,391	$68,857	$66,316
Grand Total	$379,065	$322,280	$739,741	$630,003

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three and six-month periods ended June 30, 2024 and 2023 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,153	$1,239	$2,334	$2,508
Variable lease cost	260	444	508	882
Sublease income	(42)	(139)	(85)	(277)
Total lease cost	$1,371	$1,544	$2,757	$3,113

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,105	$1,357	$2,168	$2,755

ROU assets obtained in exchange for new operating lease liabilities	$333	$943	$3,789	$984

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$—	$—	$200

(in thousands)	June 30, 2024		December 31, 2023
Operating lease ROU assets	$15,417		$13,666
Operating lease liabilities	$16,783		$14,880
Weighted-average remaining lease term - operating leases	6.14	years	6.08	years
Weighted-average discount rate - operating leases	3.56%		3.21%

Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows:

(in thousands)	June 30, 2024
2024	$1,994
2025	4,197
2026	3,473
2027	2,107
2028	1,537
2029	1,443
Thereafter	4,489
Total future minimum lease payments	$19,240
Less imputed interest	(2,457)
Total operating lease liability	$16,783

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

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select property, casualty and surety products through three major subsidiaries. Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2023, we achieved our 28th consecutive year of underwriting profitability. Over the 28-year period, we averaged an 88.2 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

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

The surety segment specializes in writing small to medium-sized contract surety coverages, including payment and performance bonds. We offer a variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the financial, healthcare, energy and renewable energy industries. We also offer a variety of transactional bonds including, but not limited to license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees commercial contractors’ contractual obligations for a specific construction project. Generally, losses occur due to the deterioration of a contractor’s financial condition. This line has historically produced marginally higher loss ratios than other surety lines during economic downturns.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations, and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these components are presented in the statements of earnings but is not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q, and in note 12 to the consolidated financial statements in our 2023 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2024	2023	2024	2023
Net earnings	$81,992	$77,652	$209,892	$176,463
Income tax expense	21,311	18,379	53,402	42,359
Earnings before income taxes	$103,303	$96,031	$263,294	$218,822
Equity in earnings of unconsolidated investees	(1,646)	(1,514)	(6,415)	(5,437)
General corporate expenses	4,140	4,219	9,150	8,433
Interest expense on debt	1,604	2,047	3,222	4,055
Net unrealized gains on equity securities	(3,608)	(25,214)	(48,922)	(40,710)
Net realized (gains) losses	192	(5,580)	(5,802)	(20,200)
Net investment income	(33,961)	(28,788)	(66,808)	(55,872)
Net underwriting income	$70,024	$41,201	$147,719	$109,091

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net premiums earned increased 17 percent, driven by products in our property and casualty segments. Positive market performance resulted in $49 million of unrealized gains on equity securities in the first six months of 2024, compared to $41 million in 2023. Investment income was up 20 percent, due to an increased average asset base and higher reinvestment rates. Realized gains during the first six months of 2024 were comprised of $13 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $2 million of realized losses on the fixed income portfolio and $5 million of other realized losses. This compares to $9 million of realized gains on the equity portfolio, $3 million of realized losses on the fixed income portfolio and $14 million of other realized gains from the payout of the working capital escrow from our sale of Maui Jim, Inc. (Maui Jim) in the previous year.

	For the Six Months
	Ended June 30,
Consolidated Revenues (in thousands)	2024	2023
Net premiums earned	$739,741	$630,003
Net investment income	66,808	55,872
Net realized gains (losses)	5,802	20,200
Net unrealized gains on equity securities	48,922	40,710
Total consolidated revenue	$861,273	$746,785

Underwriting income was $148 million on an 80.0 combined ratio for the first six months of 2024, compared to $109 million on an 82.7 combined ratio in the same period of 2023. A larger earned premium base resulted in higher levels of underwriting income. Underwriting results were impacted by $28 million of pretax storm losses in 2024 and $22 million of pretax storm losses in 2023. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $65 million in the first six months of 2024, compared to $72 million in 2023.

The loss ratio decreased to 42.1 from 42.6, due to low levels of attritional, non-catastrophe property losses on a higher earned premium base in 2024. The expense ratio decreased to 37.9 from 40.1. Despite continued investments in our people and technology, as well as higher levels of bonus and profit-sharing expenses that resulted from improved operating performance, growth of net premiums earned allowed for improved leveraging of our expense base.

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

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $6 million of investee earnings from Prime in the first six months of 2024 and 2023.

Net earnings for the first six months of 2024 totaled $210 million, compared to $176 million for the same period in 2023. Higher levels of underwriting income, investment income and unrealized gains on equity securities all contributed to the improved results.

Comprehensive earnings totaled $189 million for the first six months of 2024, compared to $194 million for the first six months of 2023. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive loss of $21 million in the first six months of 2024 was attributable to higher interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $18 million of other comprehensive earnings was recognized in 2023, as modestly tighter credit spreads on relatively steady interest rates increased the fair value of securities held in the fixed income portfolio.

Premiums

Gross premiums written increased $109 million for the first six months of 2024, compared to the same period of 2023. Growth was achieved in all three segments. Net premiums earned increased $110 million, driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Six Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Casualty
Commercial excess and personal umbrella	$225,219	$176,840	27%	$166,021	$136,843	21%
Commercial transportation	67,875	58,715	16%	56,624	50,630	12%
General liability	55,568	55,612	(0)%	51,516	51,916	(1)%
Professional services	57,600	55,282	4%	51,085	48,959	4%
Small commercial	44,769	40,246	11%	37,796	36,396	4%
Executive products	38,093	40,345	(6)%	11,363	12,506	(9)%
Other casualty	42,761	41,851	2%	32,971	35,829	(8)%
Total	$531,885	$468,891	13%	$407,376	$373,079	9%
Property
Commercial property	$305,671	$284,945	7%	$175,005	$109,481	60%
Marine	85,996	74,970	15%	69,637	63,048	10%
Other property	24,711	20,820	19%	18,866	18,079	4%
Total	$416,378	$380,735	9%	$263,508	$190,608	38%
Surety
Transactional	$27,390	$25,821	6%	$24,416	$23,934	2%
Commercial	29,906	27,039	11%	23,325	24,923	(6)%
Contract	26,489	20,490	29%	21,116	17,459	21%
Total	$83,785	$73,350	14%	$68,857	$66,316	4%
Grand Total	$1,032,048	$922,976	12%	$739,741	$630,003	17%

Casualty

Gross premiums written for the casualty segment increased $63 million in the first six months of 2024. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth across our personal umbrella and small commercial distribution channels. Commercial transportation benefited from an increase in submissions. However, executive products premium continued to decline as a result of competitive market conditions.

Property

Gross premiums written for the property segment increased $36 million in the first six months of 2024. Our commercial property business was up $21 million, as rates continued to increase. New opportunities led to $11 million of premium growth for our marine product. Additionally, some competitors have reduced their appetite for select Hawaii homeowner coverages, which has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment increased $10 million for the first six months of 2024. Contract surety benefited from new agency relationships, new construction projects and elevated material costs. The expansion of existing accounts and new business resulted in increased premium for commercial surety.

Underwriting Income

	For the Six Months
	Ended June 30,
	2024	2023
Underwriting Income (in thousands)
Casualty	$23,989	$38,808
Property	110,896	54,260
Surety	12,834	16,023
Total	$147,719	$109,091

Combined Ratio
Casualty	94.1	89.6
Property	57.9	71.5
Surety	81.4	75.8
Total	80.0	82.7

Casualty

The casualty segment recorded underwriting income of $24 million in the first six months of 2024, compared to $39 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $32 million, primarily on accident years 2016 and 2019 through 2023. Favorable development was widespread, with notable amounts from general liability, executive products, personal umbrella, professional services and commercial excess. In comparison, $47 million of prior accident years’ reserves were released in the first six months of 2023. Commercial excess, professional services, general liability and personal umbrella were drivers of the favorable development in 2023.

The combined ratio for the casualty segment was 94.1 in 2024, compared to 89.6 in 2023. The segment’s loss ratio was 56.8 in 2024, up from 52.2 in 2023. Lower levels of reserve releases on prior accident years resulted in the higher loss ratio in 2024. The expense ratio for the casualty segment was 37.3, down from 37.4 for the same period last year.

Property

The property segment recorded underwriting income of $111 million for the first six months of 2024, compared to $54 million for the same period last year. Underwriting results for 2024 included $25 million of favorable development on prior years’ loss and catastrophe reserves and $26 million of storm losses in the current year. Comparatively, the 2023 underwriting results included $17 million of favorable development on prior years’ loss and catastrophe reserves and $20 million of other storm losses.

Underwriting results for the first six months of 2024 translated into a combined ratio of 57.9, compared to 71.5 for the same period last year. The segment’s loss ratio was 28.1 in 2024, down from 35.5 in 2023. Larger releases on prior years’ loss reserves and low attritional, non-catastrophe losses more than offset the impact of higher storm losses. The segment’s expense ratio decreased to 29.8 in 2024 from 36.0 in the prior year, as the growth in the earned premium base exceeded the growth in expense. Additionally, the expense ratio benefited from an increase in the expense override we earn for writing business on behalf of other carriers.

Surety

The surety segment recorded underwriting income of $13 million for the first six months of 2024, compared to $16 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2024 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $8 million. Results for 2023 included $7 million of favorable development on prior accident years’ reserves. Additionally, $2 million of reinsurance reinstatement premium was recorded in 2024 on a prior year loss, which reduced net premiums earned and underwriting income.

The combined ratio for the surety segment totaled 81.4 for the first six months of 2024, compared to 75.8 for the same period in 2023. The segment’s loss ratio was 9.2 in 2024, up from 9.0 in 2023. The expense ratio was 72.2, up from 66.8 in the prior year. The impact of the reinsurance reinstatement premium on the earned premium base increased the loss ratio by 0.3 points and the expense ratio by 2.0 points. In addition, the increase in expense ratio was the result of continued investments in technology and people to support growth and improve customer experiences.

Investment Income

Our investment portfolio generated net investment income of $67 million during the first six months of 2024, an increase of 20 percent from the same period in 2023. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first six months of 2024 and 2023 were as follows:

	2024	2023
Pretax Yield
Taxable	3.74%	3.40%
Tax-Exempt	2.86%	2.78%
After-Tax Yield
Taxable	2.95%	2.69%
Tax-Exempt	2.71%	2.63%

The following table depicts the composition of our investment portfolio at June 30, 2024 as compared to December 31, 2023:

(in thousands)	June 30, 2024		December 31, 2023
Fixed income	$2,989,527	76.9%	$2,855,849	77.7%
Equity securities	666,563	17.2%	590,041	16.0%
Short-term investments	125,865	3.2%	134,923	3.7%
Other invested assets	55,364	1.4%	59,081	1.6%
Cash	50,030	1.3%	36,424	1.0%
Total investments and cash	$3,887,349	100.0%	$3,676,318	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support our insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $134 million in the first six months of 2024, as cash flows were allocated to the fixed income portfolio. Average fixed income duration was 4.7 years at June 30, 2024, reflecting our liability structure and sound capital position. The equity portfolio increased by $77 million during the first six months of 2024, due to the positive performance of equity markets. Short-term investments decreased by $9 million, as we deployed cash to manage reinvestment risk.

Income Taxes

Our effective tax rate for the first six months of 2024 was 20.3 percent, compared to 19.4 percent for the same period in 2023. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was higher for the six-month period in 2024 due to lower levels of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation, and higher levels of pretax income, which decreased the percentage impact of tax-favored adjustments.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net premiums earned increased 18 percent, driven by products in our property and casualty segments. Positive market performance resulted in $4 million of unrealized gains on equity securities in the second quarter of 2024, compared to $25 million in 2023. Investment income was up 18 percent, due to an increased average asset base and higher reinvestment rates. Realized gains during the second quarter of 2024 were comprised of $6 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $1 million of realized losses on the fixed income portfolio and $5 million of other realized losses. This compares to $6 million of realized gains on the equity portfolio and less than $1 million of realized losses on the fixed income portfolio in the second quarter of 2023.

	For the Three Months
	Ended June 30,
Consolidated Revenues (in thousands)	2024	2023
Net premiums earned	$379,065	$322,280
Net investment income	33,961	28,788
Net realized gains (losses)	(192)	5,580
Net unrealized gains on equity securities	3,608	25,214
Total consolidated revenue	$416,442	$381,862

Underwriting income was $70 million on an 81.5 combined ratio for the second quarter of 2024, compared to $41 million on an 87.2 combined ratio in the same period of 2023. A larger earned premium base resulted in higher levels of underwriting income. Underwriting results were impacted by $16 million of pretax storm losses in 2024 and $18 million of pretax storm losses in 2023. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $23 million in the second quarter of 2024, compared to $20 million in 2023.

The loss ratio decreased to 44.3 from 47.8, due to an increase in favorable development on prior accident years’ loss reserves, lower levels of catastrophe losses and low levels of attritional, non-catastrophe property losses on a higher earned premium base in 2024. The expense ratio decreased to 37.2 from 39.4. Despite continued investments in our people and technology, as well as higher levels of bonus and profit-sharing expenses that resulted from improved operating performance, growth of net premiums earned allowed for improved leveraging of our expense base.

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

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $2 million of investee earnings from Prime in the second quarter of 2024 and 2023.

Net earnings for the second quarter of 2024 totaled $82 million, compared to $78 million for the same period in 2023. Higher levels of underwriting income and investment income more than offset a decline in unrealized gains on equity securities.

Comprehensive earnings totaled $74 million for the second quarter of 2024, compared to $58 million for the same period of 2023. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive loss of $8 million in the second quarter of 2024 was attributable to higher interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $20 million of other comprehensive loss was recognized in 2023, as interest rates increased.

Premiums

Gross premiums written increased $55 million for the second quarter of 2024, compared to the same period of 2023. Growth was achieved in all three segments. Net premiums earned increased $57 million, driven by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended June 30,			Ended June 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Casualty
Commercial excess and personal umbrella	$123,037	$95,409	29%	$85,986	$69,261	24%
Commercial transportation	38,746	35,842	8%	29,323	25,398	15%
General liability	28,808	30,823	(7)%	26,104	26,016	0%
Professional services	30,808	29,093	6%	26,000	24,602	6%
Small commercial	23,143	20,287	14%	19,459	18,455	5%
Executive products	21,680	22,518	(4)%	5,448	6,153	(11)%
Other casualty	20,334	17,085	19%	16,780	17,163	(2)%
Total	$286,556	$251,057	14%	$209,100	$187,048	12%
Property
Commercial property	$176,977	$173,006	2%	$87,400	$60,219	45%
Marine	45,422	37,781	20%	37,069	32,412	14%
Other property	13,615	11,102	23%	9,628	9,210	5%
Total	$236,014	$221,889	6%	$134,097	$101,841	32%
Surety
Transactional	$13,276	$12,474	6%	$12,308	$11,887	4%
Commercial	14,275	11,943	20%	12,700	12,505	2%
Contract	13,252	10,601	25%	10,860	8,999	21%
Total	$40,803	$35,018	17%	$35,868	$33,391	7%
Grand Total	$563,373	$507,964	11%	$379,065	$322,280	18%

Casualty

Gross premiums written for the casualty segment increased $35 million in the second quarter of 2024. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth across our personal umbrella and small commercial distribution channels. However, a reduction of available projects and our exit from energy casualty business resulted in a decline in general liability premium, while competitive market conditions continued to negatively impact executive products.

Property

Gross premiums written for the property segment increased $14 million in the second quarter of 2024. New opportunities and improved retention led to $8 million of premium growth for our marine product. Rate increases as well as new opportunities on fire and other peril lines resulted in a $4 million increase in our commercial property business. Wind rates declined slightly in the second quarter, after four consecutive years of double-digit increases. Additionally, some competitors have reduced their appetite for select Hawaii homeowner coverages, which has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment increased $6 million for the second quarter of 2024. Contract surety benefited from new agency relationships, new construction projects and continued increases in material costs. The expansion of existing accounts and new business resulted in increased premium for commercial surety.

Underwriting Income

	For the Three Months
	Ended June 30,
	2024	2023
Underwriting Income (in thousands)
Casualty	$10,315	$6,977
Property	53,180	25,877
Surety	6,529	8,347
Total	$70,024	$41,201

Combined Ratio
Casualty	95.1	96.3
Property	60.3	74.6
Surety	81.8	75.0
Total	81.5	87.2

Casualty

The casualty segment recorded underwriting income of $10 million in the second quarter of 2024, compared to $7 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $14 million, primarily on accident years 2019 through 2023. Favorable development was widespread, with notable amounts from professional services, commercial excess, executive products and general liability. In comparison, $11 million of prior accident years’ reserves were released in the second quarter of 2023. Small commercial, commercial excess and personal umbrella were drivers of the favorable development in 2023.

The combined ratio for the casualty segment was 95.1 in 2024, compared to 96.3 in 2023. The segment’s loss ratio was 58.3 in 2024, down from 58.9 in 2023. Larger levels of reserve releases on prior accident years resulted in the lower loss ratio in 2024. The expense ratio for the casualty segment was 36.8, down from 37.4 for the same period last year.

Property

The property segment recorded underwriting income of $53 million for the second quarter of 2024, compared to $26 million for the same period last year. Underwriting results for 2024 included $6 million of favorable development on prior years’ loss and catastrophe reserves and $15 million of storm losses in the current year. Comparatively, the 2023 underwriting results included $4 million of favorable development on prior years’ loss and catastrophe reserves and $17 million of other storm losses.

Underwriting results for the second quarter of 2024 translated into a combined ratio of 60.3, compared to 74.6 for the same period last year. The segment’s loss ratio was 30.9 in 2024, down from 40.4 in 2023. Larger releases on prior years’ loss reserves, lower levels of storm losses and low attritional, non-catastrophe losses all contributed to the decline the loss ratio. The segment’s expense ratio decreased to 29.4 in 2024 from 34.2 in the prior year, as the growth in the earned premium base exceeded the growth in expense. Additionally, the expense ratio benefited from an increase in the expense override we earn for writing business on behalf of other carriers.

Surety

The surety segment recorded underwriting income of $7 million for the second quarter of 2024, compared to $8 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2024 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $2 million. Results for 2023 included $4 million of favorable development on prior accident years’ reserves.

The combined ratio for the surety segment totaled 81.8 for the second quarter of 2024, compared to 75.0 for the same period in 2023. The segment’s loss ratio was 12.7 in 2024, up from 7.8 in 2023, due to lower levels of favorable prior accident years’ reserve development. The expense ratio was 69.1, up from 67.2 in the prior year, due to increases in select policy acquisition costs.

Investment Income

Our investment portfolio generated net investment income of $34 million during the second quarter of 2024, an increase of 18 percent from the same period in 2023. The increase in investment income was due to higher interest rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the second quarter of 2024 and 2023 were as follows:

	2024	2023
Pretax Yield
Taxable	3.75%	3.41%
Tax-Exempt	2.90%	2.79%
After-Tax Yield
Taxable	2.96%	2.69%
Tax-Exempt	2.75%	2.64%

Income Taxes

Our effective tax rate for the second quarter of 2024 was 20.6 percent, compared to 19.1 percent for the same period in 2023. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was higher for the second quarter of 2024 due to lower levels of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation, and higher levels of pretax income, which decreased the percentage impact of tax-favored adjustments.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2024 and 2023:

(in thousands)	2024	2023
Operating cash flows	$212,771	$243,595
Investing cash flows	(177,009)	(226,116)
Financing cash flows	(22,156)	(23,590)
Total	$13,606	$(6,111)

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first six months of 2024 benefited from increased premium receipts relative to the first six months of 2023, but the impact was offset by elevated levels of loss and settlement expense payments.

As of June 30, 2024, we had $100 million in debt outstanding. On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries an adjustable interest rate of 6.94 percent, which will reset during the third quarter of 2024. The credit facility with PNC was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. Further, RLI Insurance Company borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 10, 2023. The borrowing matures on November 12, 2024. Interest is paid monthly at an annualized rate of 5.44 percent.

Two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of June 30, 2024, $57 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

As of June 30, 2024, we had cash and other investments maturing within one year of approximately $415 million and an additional $846 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at June 30, 2024 have increased $211 million from December 31, 2023. As of June 30, 2024, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$442,734	$434,800	$(7,934)	11.2%	AA+
U.S. agency	60,058	58,309	(1,749)	1.5%	AA+
Non-U.S. government & agency	4,800	3,828	(972)	0.1%	BBB+
Agency MBS	458,944	414,675	(44,269)	10.7%	AA+
ABS/CMBS/MBS**	345,072	320,061	(25,011)	8.2%	AA
Corporate	1,310,888	1,250,780	(60,108)	32.2%	A-
Municipal	595,370	507,074	(88,296)	13.0%	AA+
Total fixed income	$3,217,866	$2,989,527	$(228,339)	76.9%	AA-
Equity	381,138	666,563	285,425	17.2%
Short-term investments	125,865	125,865	—	3.2%
Other invested assets	52,776	55,364	2,588	1.4%
Cash	50,030	50,030	—	1.3%
Total portfolio	$3,827,675	$3,887,349	$59,674	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of June 30, 2024, our fixed income portfolio had the following rating distribution:

					Below
					Investment
	AAA	AA	A	BBB	Grade	No Rating	Fair Value
U.S. government	-	434,800	-	-	-	-	434,800
U.S. agency	-	58,309	-	-	-	-	58,309
Non-U.S. government & agency	-	-	1,667	2,161	-	-	3,828
Agency MBS	-	414,675	-	-	-	-	414,675
ABS/CMBS/MBS*	190,159	30,454	67,071	3,137	-	29,240	320,061
Corporate	32,806	124,183	542,778	336,411	146,507	68,095	1,250,780
Municipal	139,241	319,227	48,606	-	-	-	507,074
Total	362,206	1,381,648	660,122	341,709	146,507	97,335	2,989,527
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

As of June 30, 2024, our fixed income portfolio remained well diversified, with 1,831 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of June 30, 2024, we had $166 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of June 30, 2024, we had $152 million in commercial and non-agency MBS and $415 million in MBS backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 8.2 percent of our investment portfolio at quarter end.

We had $1,251 million in corporate fixed income securities as of June 30, 2024, which includes $119 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 61 percent taxable securities and 39 percent tax-exempt securities. Approximately 90 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of June 30, 2024, our equity portfolio had a dividend yield of 1.8 percent, compared to 1.3 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 85 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $67 million of investments in unconsolidated investees at June 30, 2024, compared to $57 million at December 31, 2023.

Our investment portfolio does not have any exposure to derivatives.

As of June 30, 2024, our capital structure consisted of $100 million in debt and $1.6 billion of shareholders’ equity. Debt outstanding comprised 6 percent of total capital as of June 30, 2024. Interest and fees on debt obligations totaled $3 million for the first six months of 2024, compared to $4 million for the same period in 2023. We incurred interest expense on debt at an average annual interest rate of 6.21 percent during the first six months of 2024, compared to 3.89 percent during the same period last year.

We paid a regular quarterly cash dividend of $0.29 per share on June 20, 2024, an increase of $0.02 from the prior quarter. We have increased dividends in each of the last 49 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2024, our holding company had $1.6 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $155 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first six months of 2024, RLI Ins. paid $34 million in ordinary dividends to RLI Corp. In 2023, RLI Ins. paid ordinary dividends totaling $145 million. As of June 30, 2024, $3 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Description of Document	Form	Filing Date	Herewith

10.1	RLI Corp. 2023 Long-Term Incentive Plan, as amended*			X

10.2	2024 Stock Option Agreement*			X

10.3	2024 Restricted Stock Unit Agreement*			X

10.4	2024 Non-Employee Director Restricted Stock Unit Agreement*			X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document			X

101.SCH	Inline XBRL Taxonomy Extension Schema			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X

101.DEF	Inline XBRL Taxonomy Definition Linkbase			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)			X

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Todd W. Bryant
Todd W. Bryant
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: July 24, 2024