Form 10-Q
period 2024-09-30
RLI CORP
filed 2024-10-23
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 15, 2024, the number of shares outstanding of the registrant’s Common Stock was 45,821,466.

		Page
Part I - Financial Information		3
Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Earnings and Comprehensive Earnings for the Three and Nine-Month Periods Ended September 30, 2024 and 2023 (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited)	4
	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2024 and 2023 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2024 and 2023 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
Part II - Other Information		35
Item 1.	Legal Proceedings	35
Item 1a.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		36

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net premiums earned	$389,489	$318,409	$1,129,230	$948,412
Net investment income	36,694	31,963	103,502	87,835
Net realized gains	5,420	6,558	11,222	26,758
Net unrealized gains (losses) on equity securities	38,392	(25,236)	87,314	15,474
Consolidated revenue	$469,995	$331,694	$1,331,268	$1,078,479
Losses and settlement expenses	202,118	189,558	513,741	457,989
Policy acquisition costs	117,811	103,013	342,186	307,083
Insurance operating expenses	28,868	21,591	84,892	70,002
Interest expense on debt	1,617	1,873	4,839	5,928
General corporate expenses	3,994	2,372	13,144	10,805
Total expenses	$354,408	$318,407	$958,802	$851,807
Equity in earnings of unconsolidated investees	1,238	1,732	7,653	7,169
Earnings before income taxes	$116,825	$15,019	$380,119	$233,841
Income tax expense	21,798	1,483	75,200	43,842
Net earnings	$95,027	$13,536	$304,919	$189,999

Other comprehensive earnings (loss), net of tax	80,293	(56,834)	59,779	(38,848)
Comprehensive earnings (loss)	$175,320	$(43,298)	$364,698	$151,151

Basic net earnings per share	$2.08	$0.30	$6.67	$4.17
Diluted net earnings per share	$2.06	$0.29	$6.60	$4.12

Weighted average number of common shares outstanding:
Basic	45,780	45,622	45,734	45,581
Diluted	46,220	46,065	46,185	46,067

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$3,176,073	$2,855,849
(amortized cost of $3,302,684 and allowance for credit losses of $234 at 9/30/24)
(amortized cost of $3,054,391 and allowance for credit losses of $306 at 12/31/23)
Equity securities, at fair value (cost - $405,663 at 9/30/24 and $354,022 at 12/31/23)	729,738	590,041
Short-term investments, at cost which approximates fair value	203,296	134,923
Other invested assets	53,993	59,081
Cash	60,634	36,424
Total investments and cash	$4,223,734	$3,676,318
Accrued investment income	26,711	24,062
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $22,049 at 9/30/24 and $21,438 at 12/31/23	241,311	221,206
Ceded unearned premium	120,845	112,257
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,055 at 9/30/24 and $10,608 at 12/31/23	759,540	757,349
Deferred policy acquisition costs	172,069	146,566
Property and equipment, at cost, net of accumulated depreciation of $74,821 at 9/30/24 and $74,279 at 12/31/23	44,644	46,715
Investment in unconsolidated investees	65,271	56,966
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	-	15,872
Other assets	84,068	69,348
TOTAL ASSETS	$5,791,755	$5,180,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,611,941	$2,446,025
Unearned premiums	1,010,760	892,326
Reinsurance balances payable	43,423	71,507
Funds held	98,585	101,446
Income taxes-current	4,369	3,757
Income taxes-deferred	15,369	—
Debt	100,000	100,000
Accrued expenses	105,813	108,880
Other liabilities	53,145	42,766
TOTAL LIABILITIES	$4,043,405	$3,766,707

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 200,000,000)
(68,740,134 shares issued, 45,809,920 shares outstanding at 9/30/24)
(68,570,261 shares issued, 45,640,047 shares outstanding at 12/31/23)	$687	$686
Paid-in capital	371,398	362,345
Accumulated other comprehensive earnings (loss)	(106,524)	(166,303)
Retained earnings	1,875,788	1,609,785
Deferred compensation	11,917	13,539
Less: Treasury shares, at cost (22,930,214 shares at 9/30/24 and 12/31/23)	(404,916)	(406,538)
TOTAL SHAREHOLDERS’ EQUITY	$1,748,350	$1,413,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,791,755	$5,180,221

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2023	45,469,752	$1,177,341	$684	$352,391	$(229,076)	$1,446,341	$12,015	$(405,014)
Cumulative-effect adjustment from ASU 2023-02	—	(951)	—	—	—	(951)	—
Net earnings	—	98,811	—	—	—	98,811	—	—
Other comprehensive earnings (loss), net of tax	—	37,707	—	—	37,707	—	—	—
Deferred compensation	—	—	—	—	—	—	249	(249)
Share-based compensation	84,944	2,864	1	2,863	—	—	—	—
Dividends and dividend equivalents ($0.26 per share)	—	(11,851)	—	—	—	(11,851)	—	—
Balance, March 31, 2023	45,554,696	$1,303,921	$685	$355,254	$(191,369)	$1,532,350	$12,264	$(405,263)
Net earnings	—	77,652	—	—	—	77,652	—	—
Other comprehensive earnings (loss), net of tax	—	(19,721)	—	—	(19,721)	—	—	—
Deferred compensation	—	—	—	—	—	—	243	(243)
Share-based compensation	41,500	2,402	—	2,402	—	—	—	—
Dividends and dividend equivalents ($0.27 per share)	—	(12,342)	—	—	—	(12,342)	—	—
Balance, June 30, 2023	45,596,196	$1,351,912	$685	$357,656	$(211,090)	$1,597,660	$12,507	$(405,506)
Net earnings	—	13,536	—	—	—	13,536	—	—
Other comprehensive earnings (loss), net of tax	—	(56,834)	—	—	(56,834)	—	—	—
Deferred compensation	—	—	—	—	—	—	110	(110)
Share-based compensation	29,575	2,798	1	2,797	—	—	—	—
Dividends and dividend equivalents ($0.27 per share)	—	(12,321)	—	—	—	(12,321)	—	—
Balance, September 30, 2023	45,625,771	$1,299,091	$686	$360,453	$(267,924)	$1,598,875	$12,617	$(405,616)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2024	45,640,047	$1,413,514	$686	$362,345	$(166,303)	$1,609,785	$13,539	$(406,538)
Net earnings	—	127,900	—	—	—	127,900	—	—
Other comprehensive earnings (loss), net of tax	—	(12,671)	—	—	(12,671)	—	—	—
Deferred compensation	—	—	—	—	—	—	(790)	790
Share-based compensation	69,834	4,357	1	4,356	—	—	—	—
Dividends and dividend equivalents ($0.27 per share)	—	(12,348)	—	—	—	(12,348)	—	—
Balance, March 31, 2024	45,709,881	$1,520,752	$687	$366,701	$(178,974)	$1,725,337	$12,749	$(405,748)
Net earnings	—	81,992	—	—	—	81,992	—	—
Other comprehensive earnings (loss), net of tax	—	(7,843)	—	—	(7,843)	—	—	—
Deferred compensation	—	—	—	—	—	—	434	(434)
Share-based compensation	36,173	3,084	—	3,084	—	—	—	—
Dividends and dividend equivalents ($0.29 per share)	—	(13,278)	—	—	—	(13,278)	—	—
Balance, June 30, 2024	45,746,054	$1,584,707	$687	$369,785	$(186,817)	$1,794,051	$13,183	$(406,182)
Net earnings	—	95,027	—	—	—	95,027	—	—
Other comprehensive earnings (loss), net of tax	—	80,293	—	—	80,293	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,266)	1,266
Share-based compensation	63,866	1,613	—	1,613	—	—	—	—
Dividends and dividend equivalents ($0.29 per share)	—	(13,290)	—	—	—	(13,290)	—	—
Balance, September 30, 2024	45,809,920	$1,748,350	$687	$371,398	$(106,524)	$1,875,788	$11,917	$(404,916)

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$432,139	$342,192
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(591,291)	$(560,192)
Equity securities	(76,568)	(40,571)
Property and equipment	(4,187)	(5,451)
Other	(4,356)	(8,535)
Proceeds from sale of:
Fixed income securities, available-for-sale	80,245	26,158
Equity securities	44,863	36,708
Equity method investments	—	14,134
Other	4,624	550
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	242,955	414,529
Net proceeds from sale (purchase) of short-term investments	(68,373)	(88,803)
Net cash used in investing activities	$(372,088)	$(211,473)
Cash Flows from Financing Activities
Proceeds from issuance of debt	$—	$50,000
Payment of debt	—	(150,000)
Cash dividends paid	(38,882)	(36,490)
Proceeds from stock option exercises	3,041	1,398
Net cash used in financing activities	$(35,841)	$(135,092)
Net increase (decrease) in cash	$24,210	$(4,373)
Cash at the beginning of the period	36,424	22,818
Cash at September 30,	$60,634	$18,445

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The allowances for uncollectible amounts on paid and unpaid reinsurance balances recoverable were $16 million and $10 million, respectively, at September 30, 2024. At December 31, 2023, the amounts were $16 million and $11 million, respectively. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first nine months of 2024 and less than $1 million was recovered.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at September 30, 2024 and December 31, 2023 is detailed in the following table:

	September 30,	December 31,
(in thousands)	2024	2023
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2024. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of September 30, 2024 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended September 30, 2024			Ended September 30, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$95,027	45,780	$2.08	$13,536	45,622	$0.30
Effect of Dilutive Securities
Stock options and restricted stock units	—	440		—	443
Diluted EPS
Earnings available to common shareholders	$95,027	46,220	$2.06	$13,536	46,065	$0.29
Anti-dilutive securities excluded from diluted EPS		24			145

	For the Nine Months			For the Nine Months
	Ended September 30, 2024			Ended September 30, 2023
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$304,919	45,734	$6.67	$189,999	45,581	$4.17
Effect of Dilutive Securities
Stock options and restricted stock units	—	451		—	486
Diluted EPS
Earnings available to common shareholders	$304,919	46,185	$6.60	$189,999	46,067	$4.12
Anti-dilutive securities excluded from diluted EPS		24			145

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $21 million for the third quarter of 2024, compared to $15 million of tax benefit for the same period in 2023. For the nine-month period ended September 30, 2024, other comprehensive earnings (loss) is net of tax expense of $16 million, compared to $10 million of tax benefit for the same period in 2023.

Unrealized gains, net of tax, recognized in other comprehensive earnings (loss) were $60 million for the first nine months of 2024, compared to $39 million of unrealized losses, net of tax, during the same period last year. The unrealized gains in 2024 were attributable to a decrease in interest rates, which increased the fair value of securities held in the fixed income portfolio. Interest rates increased during 2023, which decreased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated financial statements:

(in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Unrealized Gains/Losses on Available-for-Sale Securities	2024	2023	2024	2023
Beginning balance	$(186,817)	$(211,090)	$(166,303)	$(229,076)
Other comprehensive earnings (loss) before reclassifications	79,210	(57,261)	57,364	(41,355)
Amounts reclassified from accumulated other comprehensive earnings	1,083	427	2,415	2,507
Net current-period other comprehensive earnings (loss)	$80,293	$(56,834)	$59,779	$(38,848)
Ending balance	$(106,524)	$(267,924)	$(106,524)	$(267,924)
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$1,813	$2,005

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months		For the Nine Months
Component of Accumulated	Ended September 30,		Ended September 30,		Affected line item in the
Other Comprehensive Earnings (Loss)	2024	2023	2024	2023	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(1,365)	$(271)	$(3,129)	$(2,808)	Net realized gains (losses)
	(6)	(270)	72	(365)	Credit gains (losses) presented within net realized gains
	$(1,371)	$(541)	$(3,057)	$(3,173)	Earnings (loss) before income taxes
	288	114	642	666	Income tax (expense) benefit
	$(1,083)	$(427)	$(2,415)	$(2,507)	Net earnings (loss)

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

Equity Securities: As of September 30, 2024, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs and are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Realized gains and losses on disposition of investments are based on the specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the nine-month periods ended September 30, 2024 and 2023:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2024
Fixed income securities - available-for-sale	$98,696	$538	$(2,489)	$(1,951)
Equity securities	44,863	20,276	(340)	19,936
2023
Fixed income securities - available-for-sale	$25,983	$145	$(1,035)	$(890)
Equity securities	36,708	15,990	(101)	15,889

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2024
Fixed income securities - available-for-sale	$240,200	$89	$(1,062)	$(973)
2023
Fixed income securities - available-for-sale	$434,263	$38	$(236)	$(198)

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized below:

	As of September 30, 2024
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$480,207	$—	$480,207
U.S. agency	—	69,111	—	69,111
Non-U.S. government & agency	—	7,261	—	7,261
Agency MBS	—	420,390	—	420,390
ABS/CMBS/MBS*	—	361,625	—	361,625
Corporate	—	1,265,857	86,836	1,352,693
Municipal	—	484,786	—	484,786
Total fixed income securities - available-for-sale	$—	$3,089,237	$86,836	$3,176,073
Equity securities	725,047	—	4,691	729,738
Total	$725,047	$3,089,237	$91,527	$3,905,811

	As of December 31, 2023
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$308,031	$—	$308,031
U.S. agency	—	59,826	—	59,826
Non-U.S. government & agency	—	3,882	—	3,882
Agency MBS	—	425,285	—	425,285
ABS/CMBS/MBS*	—	281,182	—	281,182
Corporate	—	1,164,548	60,471	1,225,019
Municipal	—	552,624	—	552,624
Total fixed income securities - available-for-sale	$—	$2,795,378	$60,471	$2,855,849
Equity securities	588,416	—	1,625	590,041
Total	$588,416	$2,795,378	$62,096	$3,445,890
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2024	$62,096
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	2,789
Purchases	28,379
Sales / Calls / Maturities	(1,737)
Balance as of September 30, 2024	$91,527
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$2,789

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of September 30, 2024 were as follows:

	September 30, 2024
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$250,883	$248,954
Due after one year through five years	797,980	786,217
Due after five years through 10 years	880,694	880,564
Due after 10 years	549,060	478,323
ABS/CMBS/MBS*	824,067	782,015
Total available-for-sale	$3,302,684	$3,176,073
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at September 30, 2024 and December 31, 2023 are presented in the tables below. Amortized cost does not include the $26 million and $23 million of accrued interest receivable as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$475,022	$—	$8,012	$(2,827)	$480,207
U.S. agency	68,861	—	1,177	(927)	69,111
Non-U.S. government & agency	7,958	—	62	(759)	7,261
Agency MBS	446,489	—	3,877	(29,976)	420,390
ABS/CMBS/MBS*	377,578	(26)	3,366	(19,293)	361,625
Corporate	1,372,681	(208)	15,936	(35,716)	1,352,693
Municipal	554,095	—	1,989	(71,298)	484,786
Total Fixed Income	$3,302,684	$(234)	$34,419	$(160,796)	$3,176,073

	December 31, 2023
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$312,632	$—	$1,257	$(5,858)	$308,031
U.S. agency	60,763	—	652	(1,589)	59,826
Non-U.S. government & agency	4,800	—	—	(918)	3,882
Agency MBS	460,551	—	2,636	(37,902)	425,285
ABS/CMBS/MBS*	308,458	(3)	611	(27,884)	281,182
Corporate	1,273,187	(303)	8,766	(56,631)	1,225,019
Municipal	634,000	—	2,238	(83,614)	552,624
Total Fixed Income	$3,054,391	$(306)	$16,160	$(214,396)	$2,855,849
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of September 30, 2024, the discounted cash flow analysis resulted in an allowance for credit losses on 11 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$228	$434	$306	$339
Increase to allowance from securities for which credit losses were not previously recorded	30	281	30	25
Reduction from securities sold during the period	—	—	(89)	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	(24)	(11)	(13)	340
Balance as of September 30,	$234	$704	$234	$704

We recognized $2 million of losses on securities for which we no longer had the intent to hold until recovery during the first nine months of 2023. No such losses were recognized during the first nine months of 2024.

As of September 30, 2024, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,134 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $161 million in associated unrealized losses represents 5 percent of the fixed income portfolio’s cost basis and 4 percent of total invested assets. Isolated to these securities, unrealized losses decreased through the first nine months of 2024, as interest rates fell after the Federal Reserve cut rates in September. Of the total 1,134 securities, 1,045 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	September 30, 2024			December 31, 2023
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$—	$174,088	$174,088	$37,718	$204,556	$242,274
Amortized cost	—	176,915	176,915	37,950	210,182	248,132
Unrealized loss	$—	$(2,827)	$(2,827)	$(232)	$(5,626)	$(5,858)
U.S. agency
Fair value	$3,707	$29,421	$33,128	$8,736	$29,632	$38,368
Amortized cost	3,712	30,343	34,055	8,790	31,167	39,957
Unrealized loss	$(5)	$(922)	$(927)	$(54)	$(1,535)	$(1,589)
Non-U.S. government
Fair value	$1,391	$4,044	$5,435	$—	$3,882	$3,882
Amortized cost	1,394	4,800	6,194	—	4,800	4,800
Unrealized Loss	$(3)	$(756)	$(759)	$—	$(918)	$(918)
Agency MBS
Fair value	$18,667	$250,519	$269,186	$61,196	$275,707	$336,903
Amortized cost	18,689	280,473	299,162	61,714	313,091	374,805
Unrealized loss	$(22)	$(29,954)	$(29,976)	$(518)	$(37,384)	$(37,902)
ABS/CMBS/MBS*
Fair value	$7,744	$177,139	$184,883	$12,240	$211,436	$223,676
Amortized cost	7,757	196,419	204,176	12,367	239,193	251,560
Unrealized loss	$(13)	$(19,280)	$(19,293)	$(127)	$(27,757)	$(27,884)
Corporate
Fair value	$58,742	$740,358	$799,100	$67,402	$822,731	$890,133
Amortized cost	59,635	775,181	834,816	68,345	878,419	946,764
Unrealized loss	$(893)	$(34,823)	$(35,716)	$(943)	$(55,688)	$(56,631)
Municipal
Fair value	$19,725	$386,486	$406,211	$61,218	$391,361	$452,579
Amortized cost	19,850	457,659	477,509	61,697	474,496	536,193
Unrealized loss	$(125)	$(71,173)	$(71,298)	$(479)	$(83,135)	$(83,614)
Total fixed income
Fair value	$109,976	$1,762,055	$1,872,031	$248,510	$1,939,305	$2,187,815
Amortized cost	111,037	1,921,790	2,032,827	250,863	2,151,348	2,402,211
Unrealized loss	$(1,061)	$(159,735)	$(160,796)	$(2,353)	$(212,043)	$(214,396)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at September 30, 2024 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$1,660,081	$1,517,662	$(142,419)	88.6%
2	BBB	Baa	321,619	305,816	(15,803)	9.8%
3	BB	Ba	25,671	24,974	(697)	0.4%
4	B	B	21,703	20,562	(1,141)	0.7%
5	CCC	Caa	2,933	2,610	(323)	0.2%
6	CC or lower	Ca or lower	820	407	(413)	0.3%
		Total	$2,032,827	$1,872,031	$(160,796)	100.0%

Other Invested Assets

We had $54 million of other invested assets at September 30, 2024, compared to $59 million at December 31, 2023. Other invested assets include investments in low income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our

LIHTC and HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests had a balance of $8 million at September 30, 2024, compared to $10 million on December 31, 2023. Our LIHTC interests recognized amortization of $1 million as a component of income tax expense and a total tax benefit of $1 million during the third quarter of 2024 and 2023. For the nine-months ended September 30, 2024, our LIHTC interests recognized amortization of $2 million and a total tax benefit of $2 million, compared to $2 million of amortization and $2 million of tax benefit for the same period in 2023. Our unfunded commitment for our LIHTC investments was less than $1 million at September 30, 2024 and will be paid out in installments through 2035.

Our HTC investment had a balance of $9 million at September 30, 2024, compared to $13 million at December 31, 2023. Our HTC investment recognized $1 million of amortization as a component of income tax expense and a total tax benefit of $2 million during the third quarter of 2024, compared to $1 million of amortization and $1 million of tax benefit for the same period in 2023. For the nine-months ended September 30, 2024 and 2023, our HTC investment recognized amortization of $3 million and a total tax benefit of $4 million.

As of September 30, 2024, $57 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of September 30, 2024, $50 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $25 million as of September 30, 2024, down from $28 million as of December 31, 2023, and had $4 million of associated unfunded commitments at September 30, 2024. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $65 million of investments in unconsolidated investees at September 30, 2024, compared to $57 million at December 31, 2023. At September 30, 2024, our investment in Prime Holdings Insurance Services, Inc. (Prime) was $65 million and other investments in unconsolidated investees totaled less than $1 million. We received dividends of $3 million from Prime in 2024, while no dividends were received from Prime in 2023.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. We had a cash and short-term investment balance of $61 million and $203 million, respectively, at September 30, 2024, compared to $36 million and $135 million, respectively, at December 31, 2023.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first nine months of 2024 and 2023:

	For the Nine Months
	Ended September 30,
(in thousands)	2024	2023
Unpaid losses and LAE at beginning of year
Gross	$2,446,025	$2,315,637
Ceded	(757,349)	(740,089)
Net	$1,688,676	$1,575,548

Increase (decrease) in incurred losses and LAE
Current accident year	$599,183	$551,975
Prior accident years	(85,442)	(93,986)
Total incurred	$513,741	$457,989

Loss and LAE payments for claims incurred
Current accident year	$(76,148)	$(113,010)
Prior accident years	(273,868)	(252,786)
Total paid	$(350,016)	$(365,796)

Net unpaid losses and LAE at September 30,	$1,852,401	$1,667,741

Unpaid losses and LAE at September 30,
Gross	$2,611,941	$2,488,695
Ceded	(759,540)	(820,954)
Net	$1,852,401	$1,667,741

For the first nine months of 2024, incurred losses and LAE included $85 million of favorable development on prior years’ loss reserves, largely from accident years 2016, 2017, 2019, 2020, 2022 and 2023. Marine, surety, commercial property, commercial excess, general liability, professional services, executive products and personal umbrella were drivers of the favorable development. No products experienced significant adverse development.

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

4. INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2024 was 18.7 percent and 19.8 percent, respectively, compared to 9.9 percent and 18.7 percent, respectively, for the same periods in 2023. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective tax rate was higher for the three and nine-month periods in 2024 due to higher levels of pretax income, which decreased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three and nine-month periods ended September 30, 2024 and 2023 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the table below. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30, 2024
	2024		2023		2024		2023
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$24,533	21.0%	$3,154	21.0%	$79,825	21.0%	$49,107	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(1,967)	(1.7)%	(395)	(2.6)%	(4,264)	(1.1)%	(3,263)	(1.4)%
Tax exempt interest income	(216)	(0.2)%	(270)	(1.8)%	(725)	(0.2)%	(827)	(0.4)%
Dividends received deduction	(588)	(0.5)%	(164)	(1.1)%	(1,056)	(0.3)%	(597)	(0.3)%
Tax credit	(1,093)	(0.9)%	(779)	(5.2)%	(2,629)	(0.7)%	(2,338)	(1.0)%
ESOP dividends paid deduction	(149)	(0.1)%	(142)	(1.0)%	(439)	(0.1)%	(423)	(0.2)%
Nondeductible expenses	1,160	1.0%	158	1.1%	2,819	0.7%	1,505	0.6%
Other items, net	118	0.1%	(79)	(0.5)%	1,669	0.5%	678	0.4%
Total tax expense	$21,798	18.7%	$1,483	9.9%	$75,200	19.8%	$43,842	18.7%

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

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023, LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 4,004,891 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 382,021 awards under the 2023 LTIP, including 186,483 thus far in 2024.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2 million and $6 million in the three and nine-month periods ended September 30, 2024, respectively, compared to $2 million and $7 million, respectively, for the same periods in 2023. The total income tax benefit was less than $1 million and $1 million for the three and nine-month periods ended September 30, 2024 and 2023. Total unrecognized compensation expense relating to outstanding and unvested awards was $8 million, which will be recognized over the weighted average vesting period of 2.64 years.

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

The following tables summarize option activity for the nine-month period ended September 30, 2024:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2024	1,641,710	$92.62
Options granted	165,802	142.78
Options exercised	(237,765)	66.39
Options canceled/forfeited	(8,900)	113.28
Outstanding options at September 30, 2024	1,560,847	$101.82	4.48	$82,970
Exercisable options at September 30, 2024	920,068	$88.05	3.35	$61,578

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $19 million and $17 million during the first nine months of 2024 and 2023, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2024		2023
Weighted-average fair value of grants	$31.29		$26.71
Risk-free interest rates	4.92%		3.41%
Dividend yield	2.30%		2.29%
Expected volatility	23.08%		22.96%
Expected option life	5.00	years	4.94	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or greater. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $2 million and $3 million during the first nine months of 2024 and 2023, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2024	45,093	$125.16
Granted	20,681	143.43
Reinvested	269	146.77
Vested	(17,198)	122.96
Forfeited	(1,181)	134.00
Nonvested at September 30, 2024	47,664	$133.79

6. OPERATING SEGMENT INFORMATION

Selected information by operating segment is presented in the table below. Additionally, the table reconciles segment totals to total earnings and total revenues.

	For the Three Months		For the Nine Months
Revenues	Ended September 30,		Ended September 30,
(in thousands)	2024	2023	2024	2023
Casualty	$219,638	$189,305	$627,014	$562,384
Property	133,266	94,988	396,774	285,596
Surety	36,585	34,116	105,442	100,432
Net premiums earned	$389,489	$318,409	$1,129,230	$948,412
Net investment income	36,694	31,963	103,502	87,835
Net realized gains	5,420	6,558	11,222	26,758
Net unrealized gains (losses) on equity securities	38,392	(25,236)	87,314	15,474
Total consolidated revenue	$469,995	$331,694	$1,331,268	$1,078,479

Net Earnings
(in thousands)	2024	2023	2024	2023
Casualty	$2,549	$18,670	$26,538	$57,478
Property	30,402	(20,671)	141,298	33,589
Surety	7,741	6,248	20,575	22,271
Net underwriting income	$40,692	$4,247	$188,411	$113,338
Net investment income	36,694	31,963	103,502	87,835
Net realized gains	5,420	6,558	11,222	26,758
Net unrealized gains (losses) on equity securities	38,392	(25,236)	87,314	15,474
General corporate expense and interest on debt	(5,611)	(4,245)	(17,983)	(16,733)
Equity in earnings of unconsolidated investees	1,238	1,732	7,653	7,169
Earnings before income taxes	$116,825	$15,019	$380,119	$233,841
Income tax expense	21,798	1,483	75,200	43,842
Net earnings	$95,027	$13,536	$304,919	$189,999

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Nine Months
Net Premiums Earned	Ended September 30,		Ended September 30,
(in thousands)	2024	2023	2024	2023
Casualty
Commercial excess and personal umbrella	$91,434	$72,559	$257,455	$209,402
Commercial transportation	32,067	25,843	88,691	76,473
General liability	26,316	25,250	77,832	77,166
Professional services	26,281	24,882	77,366	73,841
Small commercial	20,074	18,096	57,870	54,492
Executive products	6,261	5,943	17,624	18,449
Other casualty	17,205	16,732	50,176	52,561
Total	$219,638	$189,305	$627,014	$562,384
Property
Commercial property	$85,814	$63,783	$260,819	$173,264
Marine	37,618	33,436	107,255	96,484
Other property	9,834	(2,231)	28,700	15,848
Total	$133,266	$94,988	$396,774	$285,596
Surety
Transactional	$12,488	$11,966	$36,904	$35,900
Commercial	12,477	12,653	35,802	37,576
Contract	11,620	9,497	32,736	26,956
Total	$36,585	$34,116	$105,442	$100,432
Grand Total	$389,489	$318,409	$1,129,230	$948,412

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease information as of and during the three and nine-month periods ended September 30, 2024 and 2023 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,149	$1,235	$3,483	$3,743
Variable lease cost	351	320	966	1,202
Sublease income	(42)	(139)	(127)	(416)
Total lease cost	$1,458	$1,416	$4,322	$4,529

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$845	$1,431	$3,013	$4,186

ROU assets obtained in exchange for new operating lease liabilities	$351	$319	$4,140	$1,303

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$—	$—	$200

(in thousands)	September 30, 2024		December 31, 2023
Operating lease ROU assets	$14,768		$13,666
Operating lease liabilities	$16,384		$14,880
Weighted-average remaining lease term - operating leases	6.04	years	6.08	years
Weighted-average discount rate - operating leases	3.59%		3.21%

Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows:

(in thousands)	September 30, 2024
2024	$1,070
2025	4,339
2026	3,633
2027	2,207
2028	1,537
2029	1,443
Thereafter	4,489
Total future minimum lease payments	$18,718
Less imputed interest	(2,334)
Total operating lease liability	$16,384

8. ACQUISITONS AND DISPOSTIONS

On September 30, 2022, RLI Corp. completed the sale of its equity method investment in Maui Jim, Inc. to Kering Eyewear. During the first quarter of 2023, the payout of the working capital escrow resulted in the recognition of a $14 million gain that was recorded in the net realized gain line item of the statement of earnings.

9. Subsequent Events

In early October 2024, Hurricane Milton made landfall in Florida as a Category 3 storm. We currently estimate that losses for Hurricane Milton, net of any reinsurance benefits, will be between $45 million and $55 million. Our estimates are subject to change and losses from the event will be reflected in our fourth quarter 2024 results.

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

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select casualty, property and surety products through three major subsidiaries. Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2023, we achieved our 28th consecutive year of underwriting profitability. Over the 28-year period, we averaged an 88.2 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

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

Our property segment is comprised primarily of commercial fire, hurricane, earthquake, difference in conditions and marine coverages. We also offer homeowners’ coverages in Hawaii. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires, hurricanes and other storms. Our major catastrophe exposure is to losses caused by earthquakes, primarily on the West Coast, and windstorms affecting commercial properties in coastal regions of the United

States. We limit our net aggregate exposure to a catastrophic event by managing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout all insurance cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations, and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these components are presented in the statements of earnings but are not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q, and in note 12 to the consolidated financial statements in our 2023 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2024	2023	2024	2023
Net earnings	$95,027	$13,536	$304,919	$189,999
Income tax expense	21,798	1,483	75,200	43,842
Earnings before income taxes	$116,825	$15,019	$380,119	$233,841
Equity in earnings of unconsolidated investees	(1,238)	(1,732)	(7,653)	(7,169)
General corporate expenses	3,994	2,372	13,144	10,805
Interest expense on debt	1,617	1,873	4,839	5,928
Net unrealized (gains) losses on equity securities	(38,392)	25,236	(87,314)	(15,474)
Net realized gains	(5,420)	(6,558)	(11,222)	(26,758)
Net investment income	(36,694)	(31,963)	(103,502)	(87,835)
Net underwriting income	$40,692	$4,247	$188,411	$113,338

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net premiums earned increased 19 percent, driven primarily by products in our property and casualty segments. Positive market performance resulted in $87 million of unrealized gains on equity securities in the first nine months of 2024, compared to $15 million in 2023. Investment income was up 18 percent, due to an increased average asset base and higher reinvestment rates. Realized gains during the first nine months of 2024 were comprised of $20 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $3 million of realized losses on the fixed income portfolio and $6 million of other realized losses. This compares to $16 million of realized gains on the equity portfolio, $3 million of realized losses on the fixed income portfolio and $14 million of other realized gains from the payout of the working capital escrow from our sale of Maui Jim, Inc. (Maui Jim) in the previous year.

	For the Nine Months
	Ended September 30,
Consolidated Revenues (in thousands)	2024	2023
Net premiums earned	$1,129,230	$948,412
Net investment income	103,502	87,835
Net realized gains	11,222	26,758
Net unrealized gains (losses) on equity securities	87,314	15,474
Total consolidated revenue	$1,331,268	$1,078,479

Underwriting income was $188 million on an 83.3 combined ratio for the first nine months of 2024, compared to $113 million on an 88.0 combined ratio in the same period of 2023. A larger earned premium base resulted in higher levels of underwriting income. Underwriting results for 2024 were impacted by $37 million of pretax losses from Hurricanes Beryl and Helene, as well as $30 million of pretax storm losses. Comparatively, 2023 included $52 million of pretax losses and $14 million of reinsurance reinstatement premium from the Hawaiian wildfires, as well as $27 million of pretax storm losses. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $85 million in the first nine months of 2024, compared to $94 million in 2023.

The loss ratio decreased to 45.5 from 48.3, due to lower levels of catastrophe losses and low levels of attritional, non-catastrophe property losses on a higher earned premium base in 2024. The expense ratio decreased to 37.8 from 39.7. Despite continued investments in our people and technology, as well as higher levels of bonus and profit-sharing expenses that resulted from improved operating performance, growth of net premiums earned allowed for improved leveraging of our expense base.

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

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $8 million of investee earnings from Prime in the first nine months of 2024 and $7 million in 2023.

Net earnings for the first nine months of 2024 totaled $305 million, compared to $190 million for the same period in 2023. Higher levels of underwriting income, investment income and unrealized gains on equity securities all contributed to the improved results.

Comprehensive earnings totaled $365 million for the first nine months of 2024, compared to $151 million for the first nine months of 2023. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive earnings of $60 million in the first nine months of 2024 was attributable to lower interest rates, which increased the fair value of securities held in the fixed income portfolio. Comparatively, $39 million of other comprehensive loss was recognized in 2023, as higher interest rates decreased the fair value of securities held in the fixed income portfolio.

Premiums

Gross premiums written increased $168 million for the first nine months of 2024, compared to the same period of 2023. Growth was achieved in all three segments. Net premiums earned increased $181 million, driven primarily by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Nine Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Casualty
Commercial excess and personal umbrella	$352,073	$276,592	27%	$257,455	$209,402	23%
Commercial transportation	111,008	96,156	15%	88,691	76,473	16%
General liability	82,510	80,160	3%	77,832	77,166	1%
Professional services	87,763	83,634	5%	77,366	73,841	5%
Small commercial	66,147	59,655	11%	57,870	54,492	6%
Executive products	63,123	66,581	(5)%	17,624	18,449	(4)%
Other casualty	63,528	60,420	5%	50,176	52,561	(5)%
Total	$826,152	$723,198	14%	$627,014	$562,384	11%
Property
Commercial property	$422,326	$395,979	7%	$260,819	$173,264	51%
Marine	129,934	111,205	17%	107,255	96,484	11%
Other property	37,931	32,141	18%	28,700	15,848	81%
Total	$590,191	$539,325	9%	$396,774	$285,596	39%
Surety
Transactional	$40,789	$38,554	6%	$36,904	$35,900	3%
Commercial	44,031	40,968	7%	35,802	37,576	(5)%
Contract	38,675	30,255	28%	32,736	26,956	21%
Total	$123,495	$109,777	12%	$105,442	$100,432	5%
Grand Total	$1,539,838	$1,372,300	12%	$1,129,230	$948,412	19%

Casualty

Gross premiums written for the casualty segment increased $103 million in the first nine months of 2024. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth within our personal umbrella and small commercial distribution channels. Commercial transportation benefited from an increase in new business submissions. Our executive products premium decreased, largely due to the continued soft management liability marketplace.

Property

Gross premiums written for the property segment increased $51 million in the first nine months of 2024. Our commercial property business was up $26 million in premium, benefiting from rate increases, particularly in the first half of the year. New opportunities led to $19 million of premium growth for our marine product. Additionally, some competitors have reduced their appetite for select Hawaii homeowner coverages, which has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment increased $14 million for the first nine months of 2024. Contract surety benefited from new agency relationships, new construction projects and elevated material costs. The expansion of existing accounts and new business resulted in increased premium for commercial surety.

Underwriting Income

	For the Nine Months
	Ended September 30,
	2024	2023
Underwriting Income (in thousands)
Casualty	$26,538	$57,478
Property	141,298	33,589
Surety	20,575	22,271
Total	$188,411	$113,338

Combined Ratio
Casualty	95.8	89.8
Property	64.4	88.2
Surety	80.5	77.8
Total	83.3	88.0

Casualty

The casualty segment recorded underwriting income of $27 million in the first nine months of 2024, compared to $57 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $42 million, primarily on accident years 2019, 2020, 2022 and 2023. Favorable development was widespread, with notable amounts from commercial excess, general liability, professional services, executive products and personal umbrella. In comparison, $69 million of prior accident years’ reserves were released in the first nine months of 2023. Commercial excess, executive products, general liability, personal umbrella and professional services were drivers of the favorable development in 2023. Hurricane and storm losses on casualty-oriented package policies that include property coverage resulted in $3 million of losses in 2024, compared to less than $2 million of storm losses in 2023.

The combined ratio for the casualty segment was 95.8 in 2024, compared to 89.8 in 2023. The segment’s loss ratio was 58.9 in 2024, up from 52.7 in 2023. Lower levels of reserve releases on prior accident years and current accident year reserve strengthening on select products resulted in the higher loss ratio in 2024. The expense ratio for the casualty segment was 36.9, down from 37.1 for the same period last year.

Property

The property segment recorded underwriting income of $141 million for the first nine months of 2024, compared to $34 million for the same period last year. Underwriting results for 2024 included $33 million of favorable development on prior years’ loss and catastrophe reserves, $35 million of losses from Hurricanes Beryl and Helene, as well as $28 million of storm losses. Comparatively, the 2023 underwriting results included $17 million of favorable development on prior years’ loss and catastrophe reserves, $25 million of storm losses, as well as $52 million of losses and $14 million of reinsurance reinstatement premium from the Hawaiian wildfires.

Underwriting results for the first nine months of 2024 translated into a combined ratio of 64.4, compared to 88.2 for the same period last year. The segment’s loss ratio was 34.0 in 2024, down from 52.3 in 2023. Larger releases on prior years’ loss reserves, lower catastrophe losses, and low attritional, non-catastrophe losses on a higher earned premium base resulted in the lower loss ratio. The segment’s expense ratio decreased to 30.4 in 2024 from 35.9 in the prior year, as the growth in the earned premium base exceeded the growth in expense. Additionally, the expense ratio benefited from an increase in the expense override we earn for writing business on behalf of other carriers.

Surety

The surety segment recorded underwriting income of $21 million for the first nine months of 2024, compared to $22 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2024 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $11 million. Results for 2023 included $8 million of favorable development on prior accident years’ reserves. Additionally, $2 million of reinsurance reinstatement premium was recorded in 2024 on a prior year loss, which reduced net premiums earned and underwriting income.

The combined ratio for the surety segment totaled 80.5 for the first nine months of 2024, compared to 77.8 for the same period in 2023. The segment’s loss ratio was 9.0 in 2024, down from 11.8 in 2023. The expense ratio was 71.5, up from 66.0 in the prior year. The impact of the reinsurance reinstatement premium on the earned premium base increased the loss ratio by 0.1 points and the expense ratio by 1.4 points. In addition, the increase in expense ratio was the result of increases in select policy acquisition costs, as well as continued investments in technology and people to support growth and improve customer experiences.

Investment Income

Our investment portfolio generated net investment income of $104 million during the first nine months of 2024, an increase of 18 percent from the same period in 2023. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first nine months of 2024 and 2023 were as follows:

	2024	2023
Pretax Yield
Taxable	3.79%	3.45%
Tax-Exempt	2.88%	2.79%
After-Tax Yield
Taxable	2.99%	2.73%
Tax-Exempt	2.73%	2.64%

The following table depicts the composition of our investment portfolio at September 30, 2024 as compared to December 31, 2023:

(in thousands)	September 30, 2024		December 31, 2023
Fixed income	$3,176,073	75.2%	$2,855,849	77.7%
Equity securities	729,738	17.3%	590,041	16.0%
Short-term investments	203,296	4.8%	134,923	3.7%
Other invested assets	53,993	1.3%	59,081	1.6%
Cash	60,634	1.4%	36,424	1.0%
Total investments and cash	$4,223,734	100.0%	$3,676,318	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support our insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $320 million in the first nine months of 2024, as cash flows were largely allocated to the fixed income portfolio. Average fixed income duration was 4.8 years at September 30, 2024, reflecting our liability structure and sound capital position. The equity portfolio increased by $140 million during the first nine months of 2024, due to the positive performance of equity markets. Short-term investments increased by $68 million, as yields on AAA-rated government money market funds remained relatively attractive.

Income Taxes

Our effective tax rate for the first nine months of 2024 was 19.8 percent, compared to 18.7 percent for the same period in 2023. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was higher for the nine-month period in 2024 due to higher levels of pretax income, which decreased the percentage impact of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net premiums earned increased 22 percent, driven primarily by products in our property and casualty segments. Positive market performance resulted in $38 million of unrealized gains on equity securities in the third quarter of 2024, compared to unrealized losses of $25 million for the same period in 2023. Investment income was up 15 percent, due to an increased average asset base and higher reinvestment rates. Realized gains during the third quarter of 2024 were comprised of $7 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $1 million of realized losses on the fixed income portfolio and less than $1 million of other realized gains. This compares to $7 million of realized gains on the equity portfolio and less than $1 million of realized losses on the fixed income portfolio in the third quarter of 2023.

	For the Three Months
	Ended September 30,
Consolidated Revenues (in thousands)	2024	2023
Net premiums earned	$389,489	$318,409
Net investment income	36,694	31,963
Net realized gains	5,420	6,558
Net unrealized gains (losses) on equity securities	38,392	(25,236)
Total consolidated revenue	$469,995	$331,694

Underwriting income was $41 million on an 89.6 combined ratio for the third quarter of 2024, compared to $4 million on a 98.7 combined ratio in the same period of 2023. Underwriting results for 2024 were impacted by $37 million of pretax losses from Hurricanes Beryl and Helene, as well as $2 million of pretax storm losses. Comparatively, 2023 included $52 million of pretax losses and $14 million of reinsurance reinstatement premium from the Hawaiian wildfires, as well as $5 million of pretax storm losses. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $21 million in the third quarter of 2024, compared to $22 million in 2023.

The loss ratio decreased to 51.9 from 59.5, due to lower levels of catastrophe losses on a higher earned premium base in 2024. The expense ratio decreased to 37.7 from 39.2. Despite continued investments in our people and technology, as well as higher levels of bonus and profit-sharing expenses that resulted from improved operating performance, growth of net premiums earned allowed for improved leveraging of our expense base.

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

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $1 million of investee earnings from Prime in the third quarter of 2024 and $2 million in 2023.

Net earnings for the third quarter of 2024 totaled $95 million, compared to $14 million for the same period in 2023. Higher levels of underwriting income, investment income and unrealized gains on equity securities all contributed to the improved results.

Comprehensive earnings totaled $175 million for the third quarter of 2024, compared to $43 million of comprehensive loss for the same period of 2023. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive earnings of $80 million in the third quarter of 2024 was attributable to lower interest rates, which increased the fair value of securities held in the fixed income portfolio. Comparatively, $57 million of other comprehensive loss was recognized in 2023, as higher interest rates decreased the fair value of securities held in the fixed income portfolio.

Premiums

Gross premiums written increased $58 million for the third quarter of 2024, compared to the same period in 2023. Growth was achieved in all three segments. Net premiums earned increased $71 million, driven primarily by products in our property and casualty segments.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended September 30,			Ended September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Casualty
Commercial excess and personal umbrella	$126,854	$99,752	27%	$91,434	$72,559	26%
Commercial transportation	43,133	37,441	15%	32,067	25,843	24%
General liability	26,942	24,548	10%	26,316	25,250	4%
Professional services	30,163	28,352	6%	26,281	24,882	6%
Small commercial	21,378	19,409	10%	20,074	18,096	11%
Executive products	25,030	26,236	(5)%	6,261	5,943	5%
Other casualty	20,767	18,569	12%	17,205	16,732	3%
Total	$294,267	$254,307	16%	$219,638	$189,305	16%
Property
Commercial property	$116,655	$111,034	5%	$85,814	$63,783	35%
Marine	43,938	36,235	21%	37,618	33,436	13%
Other property	13,220	11,321	17%	9,834	(2,231)	(541)%
Total	$173,813	$158,590	10%	$133,266	$94,988	40%
Surety
Transactional	$13,399	$12,733	5%	$12,488	$11,966	4%
Commercial	14,125	13,929	1%	12,477	12,653	(1)%
Contract	12,186	9,765	25%	11,620	9,497	22%
Total	$39,710	$36,427	9%	$36,585	$34,116	7%
Grand Total	$507,790	$449,324	13%	$389,489	$318,409	22%

Casualty

Gross premiums written for the casualty segment increased $40 million in the third quarter of 2024. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth across our personal umbrella and small commercial distribution channels. New project work resulted in growth for general liability. Taking advantage of market disruption, rate increases and expanding distribution led to growth in commercial transportation. Competitive market conditions continued to negatively impact executive products.

Property

Gross premiums written for the property segment increased $15 million in the third quarter of 2024. New opportunities and improved retention led to $8 million of premium growth for our marine product. Rate increases, as well as new opportunities on fire and other peril lines, resulted in a $6 million increase in our commercial property business. Wind rates declined in the third quarter, after four consecutive years of double-digit increases. Additionally, some competitors have reduced their appetite for select Hawaii homeowner coverages, which has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment increased $3 million for the third quarter of 2024. Contract surety benefited from new agency relationships, new construction projects and continued increases in material costs.

Underwriting Income

	For the Three Months
	Ended September 30,
	2024	2023
Underwriting Income (Loss) (in thousands)
Casualty	$2,549	$18,670
Property	30,402	(20,671)
Surety	7,741	6,248
Total	$40,692	$4,247

Combined Ratio
Casualty	98.8	90.1
Property	77.2	121.8
Surety	78.8	81.7
Total	89.6	98.7

Casualty

The casualty segment recorded underwriting income of $3 million in the third quarter of 2024, compared to $19 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $10 million, primarily on accident years 2017 through 2020, 2022 and 2023. Favorable development was widespread, with notable amounts from commercial excess, professional services, general liability, personal umbrella and executive products. In comparison, $22 million of prior accident years’ reserves were released in the third quarter of 2023. Executive products, commercial excess, general liability and personal umbrella were drivers of the favorable development in 2023. Hurricane and storm losses on casualty-oriented package policies that include property coverage resulted in $2 million of losses in 2024, compared to less than $1 million of storm losses in 2023.

The combined ratio for the casualty segment was 98.8 in 2024, compared to 90.1 in 2023. The segment’s loss ratio was 62.8 in 2024, up from 53.7 in 2023. Lower levels of reserve releases on prior accident years and current accident year reserve strengthening on select products resulted in the higher loss ratio in 2024. The expense ratio for the casualty segment was 36.0, down from 36.4 for the same period last year.

Property

The property segment recorded underwriting income of $30 million for the third quarter of 2024, compared to $21 million of underwriting loss for the same period last year. Underwriting results for 2024 included $8 million of favorable development on prior years’ loss and catastrophe reserves, $35 million of losses from Hurricanes Beryl and Helene, as well as $2 million of storm losses. Comparatively, the 2023 underwriting results included less than $1 million of unfavorable development on prior years’ loss and catastrophe reserves, $5 million of storm losses, as well as $52 million of losses and $14 million of reinsurance reinstatement premium from the Hawaiian wildfires.

Underwriting results for the third quarter of 2024 translated into a combined ratio of 77.2, compared to 121.8 for the same period last year. The segment’s loss ratio was 45.8 in 2024, down from 86.3 in 2023. Larger releases on prior years’ loss reserves and lower levels of catastrophe losses contributed to the decline in loss ratio. The segment’s expense ratio decreased to 31.4 in 2024 from 35.5 in the prior year, as the growth in the earned premium base exceeded the growth in expense. Additionally, the expense ratio benefited from an increase in the expense override we earn for writing business on behalf of other carriers.

Surety

The surety segment recorded underwriting income of $8 million for the third quarter of 2024, compared to $6 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2024 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $3 million. Results for 2023 included $1 million of favorable development on prior accident years’ reserves.

The combined ratio for the surety segment totaled 78.8 for the third quarter of 2024, compared to 81.7 for the same period in 2023. The segment’s loss ratio was 8.7 in 2024, down from 17.2 in 2023, due to increased levels of favorable prior accident years’ reserve development. The expense ratio was 70.1, up from 64.5 in the prior year, due to increases in select policy acquisition costs, as well as continued investments in technology and people to support growth and improve customer experiences.

Investment Income

Our investment portfolio generated net investment income of $37 million during the third quarter of 2024, an increase of 15 percent from the same period in 2023. The increase in investment income was due to higher interest rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the third quarter of 2024 and 2023 were as follows:

	2024	2023
Pretax Yield
Taxable	3.86%	3.54%
Tax-Exempt	2.98%	2.81%
After-Tax Yield
Taxable	3.05%	2.80%
Tax-Exempt	2.82%	2.66%

Income Taxes

Our effective tax rate for the third quarter of 2024 was 18.7 percent, compared to 9.9 percent for the same period in 2023. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was higher for the third quarter of 2024 due to higher levels of pretax income, which decreased the percentage impact of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2024 and 2023:

(in thousands)	2024	2023
Operating cash flows	$432,139	$342,192
Investing cash flows	(372,088)	(211,473)
Financing cash flows	(35,841)	(135,092)
Total	$24,210	$(4,373)

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first nine months of 2024 benefited from increased premium receipts relative to the first nine months of 2023.

As of September 30, 2024, we had $100 million in debt outstanding. On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries an adjustable interest rate of 6.68 percent, which will reset during the fourth quarter of 2024. The credit facility with PNC was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. Further, RLI Insurance Company borrowed $50 million from the Federal Home

Loan Bank of Chicago (FHLBC) on November 10, 2023. The borrowing matures on November 12, 2024. Interest is paid monthly at an annualized rate of 5.44 percent.

Two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of September 30, 2024, $57 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

As of September 30, 2024, we had cash and other investments maturing within one year of approximately $513 million and an additional $801 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at September 30, 2024 have increased $547 million from December 31, 2023. As of September 30, 2024, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$475,022	$480,207	$5,185	11.4%	AA+
U.S. agency	68,861	69,111	250	1.6%	AA+
Non-U.S. government & agency	7,958	7,261	(697)	0.2%	A
Agency MBS	446,489	420,390	(26,099)	9.9%	AA+
ABS/CMBS/MBS**	377,578	361,625	(15,953)	8.6%	AA+
Corporate	1,372,681	1,352,693	(19,988)	32.0%	A-
Municipal	554,095	484,786	(69,309)	11.5%	AA+
Total fixed income	$3,302,684	$3,176,073	$(126,611)	75.2%	AA-
Equity	405,663	729,738	324,075	17.3%
Short-term investments	203,296	203,296	—	4.8%
Other invested assets	51,662	53,993	2,331	1.3%
Cash	60,634	60,634	—	1.4%
Total portfolio	$4,023,939	$4,223,734	$199,795	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of September 30, 2024, our fixed income portfolio had the following rating distribution:

					Below
					Investment
	AAA	AA	A	BBB	Grade	No Rating	Fair Value
U.S. government	-	480,207	-	-	-	-	480,207
U.S. agency	-	69,111	-	-	-	-	69,111
Non-U.S. government & agency	-	1,391	3,553	2,317	-	-	7,261
Agency MBS	-	420,390	-	-	-	-	420,390
ABS/CMBS/MBS*	222,799	24,439	64,340	11,222	-	38,825	361,625
Corporate	35,911	143,196	591,235	347,790	147,725	86,836	1,352,693
Municipal	145,168	305,144	34,070	-	-	404	484,786
Total	403,878	1,443,878	693,198	361,329	147,725	126,065	3,176,073
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

As of September 30, 2024, our fixed income portfolio remained well diversified, with 1,844 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of September 30, 2024, we had $176 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of September 30, 2024, we had $182 million in commercial and non-agency MBS and $420 million in MBS backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 8.6 percent of our investment portfolio at quarter end.

We had $1,353 million in corporate fixed income securities as of September 30, 2024, which includes $121 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 66 percent taxable securities and 34 percent tax-exempt securities. Approximately 93 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of September 30, 2024, our equity portfolio had a dividend yield of 1.9 percent, compared to 1.3 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 85 individual securities and four ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $65 million of investments in unconsolidated investees at September 30, 2024, compared to $57 million at December 31, 2023.

Our investment portfolio does not have any exposure to derivatives.

As of September 30, 2024, our capital structure consisted of $100 million in debt and $1.7 billion of shareholders’ equity. Debt outstanding comprised 5 percent of total capital as of September 30, 2024. Interest and fees on debt obligations totaled $5 million for the first nine months of 2024, compared to $6 million for the same period in 2023. We incurred interest expense on debt at an average annual interest rate of 6.20 percent during the first nine months of 2024, compared to 3.90 percent during the same period last year.

We paid a regular quarterly cash dividend of $0.29 per share on September 20, 2024, the same amount as the prior quarter. We have increased dividends in each of the last 49 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2024, our holding company had $1.7 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $160 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first nine months of 2024, RLI Ins. paid $51 million in ordinary dividends to RLI Corp. In 2023, RLI Ins. paid ordinary dividends totaling $145 million. As of September 30, 2024, $1 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 23, 2024