Form 10-K
period 2024-12-31
RLI CORP
filed 2025-02-21
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, based upon the closing sale price of the Common Stock on June 30, 2024, was $6,006,400,931. Shares of Common Stock held by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, on February 13, 2025 was 91,764,132.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders are incorporated herein by reference into Part III of this document.

RLI Corp.

RLI Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

On January 15, 2025, RLI Corp. effected a two-for-one split of its commons stock and a proportionate increase in the number of authorized shares. All share and per share information throughout this report has been retroactively adjusted to reflect the stock split.

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

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Many of these risks are unique and harder to place than in the standard admitted market, but for marketing, regulatory or contractual reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2024, our specialty admitted operations produced gross premiums written of $1.1 billion, representing approximately 57 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows the Company to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and, in many cases, more expensive than in the standard admitted market. The excess and surplus lines environment and production model effectively filter submission flow and match market opportunities to our expertise and appetite. The excess and surplus market represented less than 10 percent of the entire domestic property and casualty industry as of December 31, 2024, according to AM Best and as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $848 million, or 42 percent, of our total gross premiums written in 2024.

SPECIALTY REINSURANCE MARKET

The business we write in the specialty reinsurance market is generally written on a portfolio basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its reinsurance clients. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. For 2024, our specialty reinsurance operations wrote gross premiums of $27 million, representing approximately 1 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

Our insurance operations consist of three segments: property, casualty and surety. For additional information, see note 11 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. The table below summarizes the composition of net premiums earned by major product.

	Year ended December 31,
(in thousands)	2024		2023		2022
CASUALTY
Commercial excess and personal umbrella	$354,847	23%	$286,178	22%	$253,921	22%
Commercial transportation	120,650	8%	103,719	8%	96,992	8%
General liability	104,423	7%	103,066	8%	100,374	9%
Professional services	103,794	7%	99,596	8%	95,187	9%
Small commercial	78,308	5%	72,920	6%	67,673	6%
Executive products	23,555	2%	24,687	2%	26,606	2%
Other casualty	67,260	4%	68,180	5%	71,079	6%
Total	$852,837	56%	$758,346	59%	$711,832	62%

PROPERTY
Commercial property	$345,554	23%	$244,798	19%	$163,078	14%
Marine	145,706	10%	129,428	10%	113,208	10%
Other property	40,124	2%	27,304	2%	31,600	3%
Total	$531,384	35%	$401,530	31%	$307,886	27%

SURETY
Transactional	$49,460	3%	$47,983	3%	$45,826	4%
Commercial	48,533	3%	49,707	4%	47,652	4%
Contract	44,192	3%	36,740	3%	31,240	3%
Total	$142,185	9%	$134,430	10%	$124,718	11%
Grand total	$1,526,406	100%	$1,294,306	100%	$1,144,436	100%

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

General Liability

Our general liability business consists primarily of third-party liability coverage for commercial insureds including manufacturers, contractors, apartments and mercantile. We also offer coverages for security guards and environmental liability coverages for underground storage tanks, contractors and asbestos and environmental remediation specialists.

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

Small Commercial

Our small commercial business offers property and casualty insurance coverages for small to mid-sized contractors. The coverages included in these packages are predominantly general liability, but also include some inland marine coverages, as well as commercial automobile, property and excess liability coverage.

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

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage for a variety of small business owners who work from their own home. We have a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). Through our reinsurance agreement with Prime, we assume general liability, excess, commercial auto, property and professional liability coverages on hard-to-place risks that are written in the excess and surplus and admitted insurance markets. Separately, we assume mortgage reinsurance, which provides credit risk transfer on pools of mortgages. We also offer general liability and package coverages through a binding authority group, a program in which select surplus lines producers are granted limited underwriting authority through our online system to bind business on behalf of the Company.

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

Other Property

We offer specialized homeowners’ and dwelling fire insurance in Hawaii, as well as property coverages packaged through our binding authority group.

SURETY SEGMENT

Transactional

Our transactional surety coverage includes small bonds for businesses and individuals. Examples of these bond types are license and permit, notary and court bonds. The underwriting and delivery of these bonds is highly automated.

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

BROKERS

Our commercial property, general liability, commercial surety, executive products, commercial excess, marine and commercial transportation coverages are sold through independent wholesale and retail brokers.

INDEPENDENT AGENTS

We distribute products such as homeowners’ and dwelling fire, home business, surety, commercial transportation, professional services, small commercial and personal umbrella through independent agents. Several of these products require detailed eligibility criteria, which are incorporated into strict underwriting guidelines, and each risk is prequalified through a system that is accessible to the independent agent. The independent agent cannot bind the risk unless they receive approval from either our underwriters or automated systems.

CARRIER PARTNERS

We partner with other insurance carriers for home business and personal umbrella coverage. The carriers place this business with us through their associated agencies when the underlying risk does not meet their underwriting appetite.

UNDERWRITING AGENTS

We contract with select underwriting agencies that have limited authority to bind or underwrite business on our behalf. The underwriting agreements include strict guidelines, and the agents are subject to regular audits.

DIRECT

We utilize digital platforms to efficiently produce, process and service select business, including home business, binding authority, small commercial, personal umbrella and surety.

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

Our primary competitors in the casualty segment include AIG, Allianz, Arch, Aspen, AXA/IL, Beazley, Berkley, Berkshire/National Indemnity, Chubb, CNA, Great American, Great West, Hartford, Hudson, James River, Kinsale, Lancer, Liberty, Markel, Nationwide, Progressive, RSUI, Sompo, Tokio Marine/HCC, Travelers, USLI, Westchester and Zurich.

Our primary competitors in the property segment include AmRisc, Arch, Arrowhead, CNA, Golden Bear, Lexington, Liberty Mutual, Markel, Palomar, RSUI, Special Risk Underwriters, Travelers, Velocity and Westchester.

Our primary competitors in the surety segment are AIG, Arch, Beazley, Berkley, Chubb, CNA, Great American, Hartford, Intact, Liberty Mutual, Markel, Merchants, Philadelphia, Sompo, Swiss Re, Travelers and Zurich.

Capacity from managing general agents also increases competition in the property and casualty markets. The combination of coverages, service, pricing and other methods of competition vary from line to line. Our principal methods of winning business are innovative coverages, quality and consistent service to the agents and policyholders, and fair pricing. We compete favorably, in part, because of the value we add in relationships, the level of service we provide, the quality of our associate-owners, our sound financial condition and reputation, as well as our geographic footprint. In all segments, we have experienced underwriting and claim specialists. We continue to maintain our underwriting standards by not seeking market share at the expense of underwriting profit. We have a history of withdrawing from markets when conditions become overly adverse and offering new coverages and programs where the opportunity exists to provide needed risk transfer with exceptional service on a profitable basis.

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

At December 31, 2024, the following ratings were assigned to our insurance companies and represent affirmations of previously assigned ratings:

AM Best
RLI Ins., Mt. Hawley and CBIC* (group-rated)	A+, Superior
Standard & Poor’s
RLI Ins. and Mt. Hawley	A, Strong
Moody’s
RLI Ins. and Mt. Hawley	A2

*CBIC is only rated by AM Best

REINSURANCE

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance, paying or ceding to the reinsurer a portion of the premiums received on such policies. These arrangements allow the Company to pursue greater diversification of business and serve to limit the maximum net loss on catastrophes and large risks. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are evaluated each year to maintain a balance between the growth in surplus and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. The following table illustrates the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see note 4 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,
(in thousands)	2024	2023	2022
PREMIUMS WRITTEN
Direct and Assumed	$2,013,048	$1,806,660	$1,565,486
Reinsurance ceded	(407,527)	(378,913)	(323,950)
Net	$1,605,521	$1,427,747	$1,241,536
PREMIUMS EARNED
Direct and Assumed	$1,921,235	$1,699,419	$1,460,845
Reinsurance ceded	(394,829)	(405,113)	(316,409)
Net	$1,526,406	$1,294,306	$1,144,436

Reinsurance is subject to certain risks, including market risk, which affects the cost and ability to secure reinsurance contracts. Reinsurance is also subject to credit risk, which is the risk that our reinsurers may not pay on losses in a timely fashion or at all. We strive to purchase reinsurance from financially strong reinsurers. We evaluate reinsurers’ ability to pay based on their financial results, level of surplus, financial strength ratings and other risk characteristics. A reinsurance committee, comprised of senior management, reviews and approves our security guidelines and reinsurer usage. More than 93 percent of our reinsurance balances recoverable are due from companies with financial strength ratings of A or better by AM Best and Standard & Poor’s rating services.

We utilize both treaty and facultative reinsurance coverage for our risks. Facultative coverage is applied to individual risks at the company’s discretion to supplement the limits provided by our treaty coverage or cover risks excluded from treaty reinsurance. Much of our reinsurance is purchased on an excess of loss basis. Under an excess of loss arrangement, we retain losses on a risk up to a specified amount and the reinsurers assume any losses above that amount. We may choose to participate in the reinsurance layers purchased by retaining a percentage of the layer. It is common to find conditions in excess of loss covers such as occurrence limits, aggregate limits and reinstatement premium charges. Occurrence limits cap our recovery for multiple losses caused by the same event. Aggregate limits cap our recovery for all losses ceded during the contract term. Lastly, we may be required to pay additional premium to reinstate the reinsurance limits for potential future recoveries during the same contract year.

Excluding catastrophe reinsurance, the table below summarizes the reinsurance treaty coverage currently in effect. We may purchase facultative coverage in addition to the treaty coverages shown below.

				Per Risk
(in millions)		Renewal	Attachment	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Point	Purchased	Retention *
General liability	Excess of Loss	1/1	$1.0	$9.0	$2.8
Commercial excess	Excess of Loss	1/1	1.0	9.0	2.8
Personal umbrella	Excess of Loss	1/1	1.0	9.0	2.8
Commercial transportation	Excess of Loss	1/1	1.0	9.0	2.8
Package - liability and workers' compensation	Excess of Loss	1/1	1.0	10.0	4.2
Workers' compensation catastrophe	Excess of Loss	1/1	11.0	14.0	—	**
Professional services - professional liability	Excess of Loss	4/1	1.0	9.0	3.3
Executive products	Quota Share	7/1	N/A	25.0	6.3
Property - risk cover	Excess of Loss	1/1	2.0	23.0	4.9
Marine	Excess of Loss	6/1	3.0	27.0	3.0
Surety	Excess of Loss	4/1	5.0	70.0	12.0	***

*Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.

**	The workers’ compensation catastrophe treaty responds after our package liability and workers’ compensation excess of loss treaty with no additional retention.
***	A limited number of commercial surety accounts are permitted to exceed the $75 million limit. These accounts are subject to additional levels of review and are monitored regularly.

At each renewal, we consider any plans to change the underlying insurance coverage we offer, as well as updated loss activity, the level of RLI Insurance Group’s surplus, changes in our risk appetite and the cost and availability of reinsurance.

PROPERTY REINSURANCE — CATASTROPHE COVERAGE

Our property catastrophe reinsurance reduces the financial impact of a catastrophe event involving multiple claims and policyholders, including earthquakes, hurricanes, floods, wildfires, convective storms and certain other aggregating events. Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our catastrophe lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we may reduce exposure and may purchase less reinsurance as this capacity becomes unnecessary. Our reinsurance coverages for 2023 through 2025 are shown in the table below. Amounts for 2023 reflect additional catastrophe reinsurance protection that was purchased mid-year to support growth in our catastrophe-exposed business.

Catastrophe Coverages

(in millions)

	2025		2024		2023
	First-Dollar		First-Dollar		First-Dollar
	Retention	Limit	Retention	Limit	Retention	Limit
California earthquake	$25	$850	$25	$850	$25	$850
Non-California earthquake	50	850	50	850	50	850
Other perils, including hurricane	50	750	50	750	50	750

Our property catastrophe program continues to be applied on an excess of loss basis. Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. These catastrophe limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages. We have participated in the catastrophe layers purchased by retaining a percentage of various layers in certain years. Our participation has varied over time based on price and the amount of risk transferred by each layer. For 2025, the program was 100 percent placed, with a portion of the first layer expiring on May 31, 2025. All layers of the treaty include one reinstatement, some being prepaid reinstatements, while others require the payment of additional reinstatement premium. With the renewal effective January 1, 2025, the number of layers with prepaid reinstatement premium increased, which reduces the net loss impact on catastrophe events. Additionally, we have coverages that may reduce first-dollar retentions for multiple events within an established period of time.

The following table shows the likelihood that a loss from a single event would be less than the amount shown. For example, the 1-in-100 return period for hurricane means that the largest modeled hurricane occurrence had losses less than the amount shown in 99 out of 100 modeled years, while the largest modeled hurricane occurrence exceeded the amount shown in one out of 100 modeled years. Losses were modeled based on our exposure as of December 31, 2024, utilizing the reinsurance treaty structure in place as of January 1, 2025. The loss amounts are pre-tax and include the impact of additional reinsurance reinstatement premium, if any.

(Losses in millions)		Hurricane		California Earthquake		Non-California Earthquake
Probability	Return Period	Gross Loss	Net Loss	Gross Loss	Net Loss	Gross Loss	Net Loss
90.0%	10 Year	$94	$42	$14	$10	$2	$2
96.0%	25 Year	209	47	78	26	15	9
98.0%	50 Year	331	49	186	26	53	26
99.0%	100 Year	484	50	332	33	128	32
99.6%	250 Year	740	50	581	42	243	39

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

We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the catastrophe modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the catastrophe reinsurance treaty purchased on January 1, 2025, there is a 99.6 percent likelihood that the net loss will be less than 2.6 percent of policyholders’ statutory surplus as of December 31, 2024. The exposure levels continue to be within our tolerances for this risk. Comparatively, based on the catastrophe reinsurance treaty purchased on January 1, 2024, there was a 99.6 percent likelihood that the net loss would have been less than 8.0 percent of policyholders’ statutory surplus as of December 31, 2023. The comparable metric over the past five years, as measured at the beginning of each of those treaty years, has ranged from 2.6 percent of surplus to 10.8 percent of surplus.

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

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Statutory net premiums written	$1,605,521	$1,427,747	$1,241,536	$1,057,533	$892,088
Policyholders’ surplus	1,787,312	1,520,135	1,407,925	1,240,649	1,121,592
Ratio	0.90 to 1	0.94 to 1	0.88 to 1	0.85 to 1	0.80 to 1

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

	Year Ended December 31,
	2024	2023	2022	2021	2020
Loss ratio	48.4	46.7	44.9	46.5	51.2
Expense ratio	37.8	39.9	39.5	40.3	40.8
Combined ratio	86.2	86.6	84.4	86.8	92.0

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

	Year Ended December 31,
Statutory	2024		2023		2022		2021		2020
Statutory loss ratio	48.4		46.7		44.9		46.5		51.0
Statutory expense ratio	37.5		37.7		38.3		38.8		40.8
Statutory combined ratio	85.9		84.4		83.2		85.3		91.8

P&C industry combined ratio	98.3	*	101.5	**	102.7	**	99.7	**	98.8	**
*	Source: Conning (2024). Property-Casualty Forecast & Analysis: By Line of Business, Fourth Quarter 2024. Estimated for the year ended December 31, 2024.

**Source: AM Best (2024). Aggregate & Averages – Property/Casualty, United States & Canada. 2020 – 2023.

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

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. The fixed income portfolio was 78 percent of the total portfolio, the same as the prior year, while the equity allocation was 18 percent of the overall portfolio, up 2 percent from the previous year. Other invested assets represented 1 percent of the total portfolio and include investments in low-income housing tax credit and historic tax credit partnerships, membership stock in the Federal Home Loan Bank of Chicago and investments in private funds. The remaining 3 percent was made up of cash and short-term investments. As of December 31, 2024, 79 percent of the fixed income portfolio was rated A or better and 57 percent was rated AA or better.

We classify all the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. Beyond available operating cash flow, the portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure. Aggregate maturities for the fixed income portfolio as of December 31, 2024, were as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$256,711	$255,017
Due after one year through five years	742,187	723,476
Due after five years through 10 years	948,340	914,770
Due after 10 years	574,403	476,062
ABS/CMBS/MBS*	869,518	806,471
Total available-for-sale	$3,391,159	$3,175,796
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

We had cash and fixed income securities maturing within one year of $372 million at year-end 2024. This total represented 9 percent of cash and investments, which was the same as 2023.

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

The NAIC uses a risk-based capital (RBC) model to monitor and regulate the solvency of licensed property and casualty insurance companies. Illinois has adopted a version of the NAIC’s model law. The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and loss adjustment expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action. RBC is calculated annually by insurers, as of December 31 of each year. As of December 31, 2024, each of our insurance company subsidiaries had RBC levels significantly in excess of the company action level RBC, defined as being 200 percent of the authorized control level RBC, which would prompt corrective action under Illinois law. RLI Ins., our principal insurance company subsidiary, had an authorized control level RBC of $296 million compared to actual statutory capital and surplus of $1.8 billion as of December 31, 2024, resulting in statutory capital that is more than six times the authorized control level. The calculation of RBC requires certain judgments to be made, and, accordingly, each of our insurance company subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

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

Virtually all states require licensed insurers to participate in various forms of guaranty associations in order to bear a portion of the loss suffered by qualified policyholders of insurance companies that become insolvent. Many states also operate an insurance plan, often referred to as the “insurer of last resort” to provide property insurance to state residents who are unable to obtain that insurance in the private market. Depending upon state law, licensed insurers can be assessed a small percentage of the annual premiums written for the relevant lines of insurance in that state to fund its guaranty association or insurer of last resort plan. These assessments may increase or decrease in the future, depending upon the rate of insurance company insolvencies. In some states, these assessments may be wholly or partially recovered through policy fees paid by insureds. We cannot predict the amount and timing of future assessments. Therefore, the liabilities we have currently established for these potential assessments may not be adequate and an assessment may materially impact our financial condition.

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

In light of the number and severity of U.S. company data breaches, a number of states have enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds. For example, the New York State Department of Financial Services (NYDFS) enacted a comprehensive cybersecurity regulation in 2017, and revised the regulation in 2023. This regulation requires banks, insurance companies and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” Other states have enacted similar regulations. These regulations are revised from time-to-time, such as New York’s second amendment to its cybersecurity act, requiring us to periodically revise our cybersecurity governance, processes and controls to comply with the revised regulations.

A number of states have issued regulatory guidance to insurance companies authorized to do business in those respective states on the use of artificial intelligence (AI). A number of states have adopted the NAIC Model Bulletin on the Use of Artificial Intelligence, while the New York Department of Financial Services issued its circular letter. Such state guidance on the use of AI sets forth expectations that companies have governance and risk management practices in place to ensure the use of AI complies with various state laws governing the business of insurance.

The NAIC adopted the Insurer Climate Risk Disclosure Data Survey to provide regulators with information about the assessment of risks posed by climate change to insurers and the actions insurers are taking in response to their understanding of climate change risks. A number of states require the Company to provide annual responses to the survey, all of which accept the filing of the Company’s response with the California Department of Insurance. The Company’s 2024 survey response, for calendar year 2023, can be accessed on the California Department of Insurance website.

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

The Company employed 1,147 associates throughout the United States as of December 31, 2024, compared to 1,099 as of December 31, 2023, and the average employee tenure was 8.6 years. We prefer to utilize our own underwriting, claims and support staff, given the complex nature of our products. The niche markets we operate within require unique experience and deep knowledge to select appropriate risks and serve our customers. Ensuring a seamless transfer of knowledge as employees retire and developing newer talent continues to be a focus of the Company. We enable employees to maintain and expand their industry knowledge and technical expertise through education and training, as well as through memberships in industry and trade associations. We leverage the services of a limited number of third-party contractors when it is difficult to hire employees that address a needed skill set outside of our core insurance functions or when efficiencies can be gained.

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

An important element of the Total Rewards program is to promote alignment of employee and shareholder interests, which is achieved through the Company’s Employee Stock Ownership Plan (ESOP) and long-term incentive plan (LTIP). The ESOP is a qualified retirement plan that provides shares of RLI Corp. stock to employees based on the profitability of the Company, while management is granted stock options and restricted stock units through the LTIP. Management, at the level of vice president and above, is subject to stock ownership guidelines requiring them to hold Company shares valued at a multiple of their base salary, depending on their role. As of December 31, 2024, 7 percent of RLI Corp. shares were owned by insiders.

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

The results of operations of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be significantly affected, and has been affected to varying degrees, by:

●	Competitive pressures impacting our ability to write new business or retain existing business at an adequate rate,

●	Rising levels of loss costs that we cannot anticipate at the time we price our coverages, including those caused by inflation in the cost of materials, delays that cause increased business interruption losses and legal system abuse resulting in higher jury verdicts,

●	Volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes, terrorist attacks or geopolitical events,

●	Significant price changes of the commodities we insure,

●	Changes in the availability and level of reinsurance capacity,

●	Changes in the amount of losses resulting from new types of claims, correlations of losses and new or changing judicial interpretations relating to the scope of insurers’ liabilities and

●	The ability of our underwriters to accurately select and price risk and our claim personnel to appropriately deliver fair outcomes.

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

We market our insurance products through brokers, agents and carrier partners. In 2024, 46 percent of our gross premiums written were produced through eight producer entities, while no other entity’s production exceeded 2 percent of our gross premiums written. Accordingly, our business is dependent on the willingness of these agents, brokers and carrier partners to recommend our products to their customers, who may also promote and distribute the products of our competitors. Loss of all or a substantial portion of the business written through these parties could have a material adverse effect on our business.

Our business is concentrated in several key states and a change in our business in one of those states could disproportionately affect our financial condition or results of operations.

Although we operate in all 50 states, 57 percent of our direct premiums earned were generated in four states in 2024: Florida – 20 percent; California – 18 percent; Texas – 11 percent; and New York – 8 percent. An interruption in our operations, or a negative change in the business environment, insurance market or regulatory environment in one or more of these states could have a disproportionate effect on our business and direct premiums earned.

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

New, proposed or potential legislative or industry developments could further increase competition in our industry, including:

●	An increasing level of industry capital, new carrier formation or elevated competition in our line of business,

●	The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our excess and surplus lines of insurance business,

●	Programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage,

●	Changing practices, which may lead to greater competition in the insurance business and

●	The development of new technologies, which may lead to disruption of current business models and the insurance value chain.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

A downgrade in our ratings from AM Best, Standard & Poor’s or Moody’s could negatively affect our business.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies. Our insurance companies are rated for overall financial strength by AM Best, Standard & Poor’s and Moody’s. AM Best, Standard & Poor’s and Moody’s ratings are independent opinions of an insurer’s financial strength and ability to meet ongoing insurance policy and contract obligations, based on a comprehensive quantitative and qualitative analysis of balance sheet strength, operating performance, business profile and enterprise risk management. These financial strength ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company. The view of required capital may differ between rating agencies, as well as from RLI Corp.’s own view of desired capital. Our ratings are subject to periodic review by such firms, and the criteria used in the rating methodologies is subject to change. As such, we cannot assure we will continue to maintain our current ratings.

All our ratings were reviewed during 2024. AM Best reaffirmed its A+, Superior rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s reaffirmed our A rating for the group of RLI Ins. and Mt. Hawley. Moody’s reaffirmed our group rating of A2 for RLI Ins. and Mt. Hawley. If our ratings are significantly reduced from their current levels by AM Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with greater financial strength ratings.

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

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other stakeholders. These regulations, generally administered by a department of insurance in each state and territory in which we do business, relate to, among other things:

●	Approval of policy forms, premium rates and the basis on which rates can be determined,

●	The use of artificial intelligence systems to make or supplement decisions related to underwriting, rating and pricing, claim administration and payment, and fraud detection,

●	Standards of solvency, including risk-based capital measurements,

●	Licensing of insurers and their producers,

●	Restrictions on agreements with our large revenue-producing agents,

●	Cancellation and non-renewal of policies,

●	Restrictions on the nature, quality and concentration of investments,

●	Restrictions on the ability of our insurance company subsidiaries to pay dividends to the Company,

●	Restrictions on transactions between insurance company subsidiaries and their affiliates,

●	Restrictions on the size of risks insurable under a single policy,

●	Requiring deposits for the benefit of policyholders,

●	Requiring certain methods of accounting,

●	Periodic examinations of our operations and finances,

●	Prescribing the form and content of records of financial condition required to be filed and

●	Requiring reserves for unearned premium, losses and other purposes.

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

Estimating loss reserves is a difficult, complex and an inherently uncertain process involving many variables and subjective judgments. Changes in industry practices, and in legal, legislative, regulatory, judicial, social and other conditions under which we operate may require us to pay claims we did not intend to cover when we wrote the policies. These changes may serve to extend the time for making claims, extend coverage and increase damages. These changes may not become apparent until after we have issued policies or bonds that are affected by the changes and, consequently, we may not know the extent of our liability and the impact to our financial performance until many years after a policy or bond was issued. The effects of these and other coverage issues are difficult to predict and could have a materially adverse effect on our financial performance.

As part of the reserving process, we review historical data and consider the impact of various factors such as:

●	Loss emergence and claim reporting patterns,

●	Underlying policy terms and conditions,

●	Business and exposure mix,

●	Emerging coverage issues,

●	Trends in claim frequency and severity,

●	Changes in operations,

●	Economic trends such as inflation,

●	State reviver statutes that permit claims after a statute of limitation has expired,

●	Court closures or increased time-to-trial,

●	Social trends such as increased amounts awarded by courts and juries and

●	Changes in the regulatory and litigation environments.

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

Our insurance coverages include exposure to catastrophic events, particularly hurricanes and tropical storms affecting coastal regions of the United States and earthquakes, primarily on the West Coast. Weather-related catastrophes may include events such as hurricanes, severe convective storms, winter weather, drought and heatwaves. In addition, catastrophe losses can occur from events such as wildfires, lava flows in Hawaii and terrorist events in the United States.

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

We use models to help assess exposure to certain catastrophic events against established thresholds. Models include underlying assumptions based on a limited set of actual events and cannot contemplate all possible catastrophe scenarios. In addition, models are revised periodically, which could change modeled losses. The losses we might incur from an actual catastrophe could be higher than our expectation of losses generated from modeled catastrophe scenarios, which could have a materially adverse effect on our results of operations and financial condition. To address uncertainty related to catastrophe models, we also monitor against thresholds using non-modeled scenarios.

Changing climate and weather conditions may adversely affect our financial condition or profitability.

Climate change is a complex and evolving issue and we cannot predict the cumulative impact it may have on our results of operations or financial condition at this time. The effects on the Company could include:

●	Changes in the frequency, severity and location of weather-related catastrophes, which may result in higher levels of losses and could increase the volatility of our financial results,

●	Additional uncertainty in third party catastrophe models, which could impair our ability to assess exposure and adequately price the catastrophe risks we insure,

●	Flooding of coastal property, resulting from rising sea levels, making certain geographic areas uninhabitable, reducing demand for insurance products we offer in those areas,

●	Increased losses from weather-related catastrophes may make it more difficult to obtain reinsurance at desired levels, or more expensive to acquire reinsurance coverage, which may reduce the amount of business we write and the revenues we generate,

●	A transition from carbon-based energy to other sources of energy may decrease demand for insurance coverage we provide to the industries that produce or use carbon-based energy, decrease the availability of reinsurance available for coverages we provide for those industries, or increase claims and losses related to those industries, any of which could affect our profitability,

●	Changes in legislation, regulation and court decisions could increase our compliance costs, impose liability on policyholders that we did not contemplate when we underwrote policies, or limit our ability to sell insurance coverage to certain policyholders and

●	Losses on our invested assets that could have a material adverse impact on our results of operations and financial condition.

If we cannot obtain adequate reinsurance protection for the risks we have underwritten or at prices we deem acceptable, we may be exposed to greater losses from these risks or we may reduce the amount of business we underwrite, which would reduce our revenues.

Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance agreements are generally subject to annual renewal. We cannot be sure that we can maintain our current reinsurance protection, obtain other reinsurance facilities in adequate amounts and at favorable rates, or diversify our exposure among an adequate number of high-quality reinsurance partners. If we are unable to renew our expiring facilities or obtain new reinsurance facilities on terms we deem acceptable, either our net loss exposures would increase, which could increase the volatility of our results, or we would have to reduce the level of our underwriting commitments when possible, which would reduce our revenues. Some of the bonds we issue, particularly in the energy sector, are non-cancelable and may expose the Company to greater losses, should the surety reinsurance coverage we are able to secure be reduced or become unavailable. Additionally, the potential exists for losses to exceed our reinsurance limits when we believe we have adequate reinsurance coverage in place, which would adversely impact our net earnings.

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

Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events. We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. The Illinois legislature has adopted the Risk Management and Own Risk and Solvency Assessment (ORSA) Law, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Law also provides that, no less than annually, an insurer must submit an ORSA summary report. Under the Illinois insurance holding company laws, on an annual basis, we are also required to file an enterprise risk report with the IDOI, which is intended to identify the material risks within our insurance holding company system that could pose enterprise risk to our insurance company subsidiaries. We operate within an enterprise risk management (ERM) framework designed to assess and monitor our risks. However, assurance that we can effectively review and monitor all risks or that all our employees will operate within the ERM framework cannot be guaranteed. Assurances that our ERM framework will result in the Company accurately identifying all risks and accurately limiting our exposures based on our assessments also cannot be guaranteed.

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

Our operations rely upon complex and expensive information technology systems for interacting with policyholders, brokers and other business partners. The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards and serve our customers. If we are unable to keep pace with the advancements being made in technology, such as the use of artificial intelligence systems, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Furthermore, if we are unable to effectively update or replace our key legacy technology systems as they become obsolete, or as emerging technology renders them competitively inefficient, our competitive position, security and our cost structure could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risks from cybersecurity threats or incidents (cybersecurity risks) are assessed, identified and managed by the Company in a manner that is consistent with leading cybersecurity frameworks, including the National Institute of Standards and Technology Cybersecurity Framework (NIST Framework). The Company’s approach to cybersecurity risk management is generally based on the six core functions contained within the NIST Framework organizing structure: identify, protect, detect, respond, recover and govern.

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

The IT security department is responsible for the day-to-day assessment and management of cybersecurity risks, including efforts to prevent and, if necessary, mitigate the effects of a cybersecurity incident. The Company’s IT security department operates under general oversight of the Company’s chief information officer (CIO), who also serves as the Company’s chief information security officer (CISO). The Company’s CIO has 27 years of technology and technology leadership experience, including 14 years serving as a CISO, in the insurance industry. The head of the Company’s IT security department, who reports to the CIO, holds a Certified Information Systems Security Professional designation from the Information Security Certification Consortium, has 20 years of experience in the insurance industry and has served in IT security-related roles for 24 years.

Management oversight of cybersecurity risks is provided primarily through the Company’s Technology Committee, which is chaired by the Company’s CIO and comprised of members of senior management. The Technology Committee’s responsibilities include general oversight of cybersecurity-related matters, maintenance of the cybersecurity and data privacy programs and oversight of the Company’s cybersecurity incident response plan. Technology risk, including cybersecurity risk, is also integrated into the Company’s enterprise risk management process. The Company’s Risk Committee, chaired by the CEO and comprised of members of executive management, identifies the Company’s material risks and reviews the strategies, processes and controls in place to facilitate the understanding, identification, prevention, measurement, reporting and mitigation of those risks. The Risk Committee meets quarterly and reviews the Technology Committee’s current assessment of cybersecurity risks.

Through 2024, the RLI Corp. Board of Directors provided oversight for cybersecurity risks primarily through its Audit Committee. In February 2025, the charter of the Finance & Investments Committee was revised to include overall enterprise risk management oversight, including oversight of cybersecurity risk. The committee was renamed the Finance & Risk Committee (FRC). The Company’s CIO, along with the head of the Company’s IT security department, presents quarterly to the designated committee on cybersecurity risks and the Company’s strategies to assess and manage those risks. Additionally, the board receives periodic updates on emerging cybersecurity issues and developments through director education provided by the Company and third-party experts, detailed reviews provided by the CIO and the Company’s head of IT security on select cybersecurity topics, and periodic “table top” simulations of a cybersecurity event.

The Company maintains a Cybersecurity Incident Response Plan (CIRP) providing a framework for identifying, evaluating and escalating potential or actual cybersecurity events. The CIRP assigns responsibilities and provides a workflow between the Company’s IT security department; the Company’s Technology Committee; and the board of directors regarding the detection, assessment and response to a cybersecurity event.

The Company’s internal audit department routinely engages third-party cybersecurity consultants to conduct network security audits. The Company also engages other third-party consultants in a number of areas to support the assessment, identification and management of cybersecurity risks, including risk assessments, log monitoring, threat intelligence, system penetration testing, training and incident response, among others. The Company performs cybersecurity due diligence and monitoring of third-party vendors, which may include the review of System and Organization Control (SOC) reports or the results of a security questionnaire, to identify the cybersecurity controls and protections maintained by a third party.

Item 2. Properties

We own five commercial buildings totaling 173,000 square feet on our 23-acre campus that serves as our corporate headquarters in Peoria, Illinois. All our branch offices and other company operations lease office space throughout the country. Management considers our office facilities suitable and adequate for our current levels of operations.

RLI’s Peoria, Illinois campus includes a 1.8-megawatt solar field that is capable of producing annual electrical power equal to or exceeding the yearly electrical needs for all our office buildings in Peoria.

Item 3. Legal Proceedings

Information on our legal proceedings is set forth in note 9 to the Consolidated Financial Statements included under Item 8, Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RLI Corp. common stock trades on the New York Stock Exchange under the symbol “RLI”. RLI Corp. has paid dividends for 194 consecutive quarters and increased quarterly dividends in each of the last 49 years. In December 2024 and 2023, RLI Corp. paid special cash dividends of $2.00 and $1.00 per share to shareholders, respectively. As of February 13, 2025, there were 1,103 registered holders of the Company’s common stock.

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

Performance

The following graph provides a five-year comparison of RLI Corp.’s total return to shareholders compared to that of the S&P 500 and S&P 500 P&C Index:

		2019	2020	2021	2022	2023	2024
RLI	~~--------------~~	$100	$118	$131	$163	$169	$216
S&P 500	••••••••••••••••	100	118	152	125	157	197
S&P 500 P&C Index	— — —	100	106	125	149	164	222

Assumes $100 invested on December 31, 2019, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 16.6%, S&P 500: 14.5% and S&P 500 P&C Index: 17.3%.

Securities Authorized for Issuance under Equity Compensation Plans

Information on securities authorized for issuance under our equity compensation plan is incorporated by reference to the “Share Ownership of Certain Beneficial Owners and Management” section of the Proxy Statement.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities - Not applicable.

Issuer Purchases of Equity Securities - Not applicable.

Item 6. [Reserved] - Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. is a U.S. based, specialty insurance company that underwrites select property, casualty and surety products through three major subsidiaries collectively known as RLI Insurance Group (Group). Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2024, we achieved our 29th consecutive year of underwriting profitability. Over the 29-year period, we averaged an 88.1 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

On December 15, 2025, RLI Corp. effected a two-for-one split of its common stock and a proportionate increase in the number of authorized shares. All share and per share information throughout this report has been retroactively adjusted to reflect the stock split.

We measure the results of our insurance operations by monitoring growth and profitability across three distinct business segments: property, casualty and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through underwriting income and combined ratios.

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

	Year ended December 31,
(in thousands)	2024	2023
Net earnings	$345,779	$304,611
Income tax expense	81,772	72,654
Earnings before income taxes	$427,551	$377,265
Equity in earnings of unconsolidated investees	4,869	(9,610)
General corporate expenses	15,880	15,917
Interest expense on debt	6,331	7,301
Net unrealized gains on equity securities	(81,734)	(64,787)
Net realized gains	(19,966)	(32,518)
Net investment income	(142,278)	(120,383)
Underwriting income	$210,653	$173,185

Combined Ratio

The combined ratio, which is derived from components of underwriting income, is a common industry performance measure of profitability for underwriting operations and is calculated in two components. The loss ratio is loss and settlement expenses divided by net premiums earned. The expense ratio reflects the sum of policy acquisition costs and insurance operating expenses divided by net premiums earned. All items included in these components of the combined ratio are presented in our GAAP consolidated financial statements. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of underwriting income or loss.

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

Following is a table of significant risk factors involved in estimating losses grouped by major product line. We distinguish between loss ratio risk and reserve estimation risk. Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business, such as high severity or aggregating exposures. Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability. As an example, our property catastrophe business (included below in commercial and other property) has significant variance in year over year results; however, its reserving estimation risk is relatively moderate.

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
High severity
Loss trend volatility
Economic volatility
Unforeseen tort potential
Exposure growth/mix
Heavily reinsured

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Internal & external	Exposure growth/mix	High	Medium
Aggregation exposure

Commercial and other property	Short	Internal	Aggregation exposure	High	Medium
Low frequency
High severity

Surety	Medium	Internal	Economic volatility	Medium	Medium
Unique exposures

Runoff including asbestos & environmental	Long	Internal & external	Loss trend volatility	High	High
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

We do not reserve for natural or man-made catastrophes until an event has occurred. Shortly after such occurrence, we review insured locations exposed to the event. We also consider our knowledge of frequency and severity from early claim reports and onsite reviews of damage to determine an appropriate reserve for the catastrophe. These reserves are reviewed frequently to consider actual losses reported and appropriate changes to our estimates are made to reflect the new information.

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

Determination of Our Best Estimate

Our best estimate of ultimate loss and LAE reserves are proposed by our lead reserving actuary and then discussed and approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the lead reserving actuary, chief executive officer, chief operating officer, chief financial officer, chief claim officer, chief legal officer and other selected executives. As part of the discussion with the LRC, the analysis supporting the actuarial central estimate of the IBNR reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated central estimate. Our actuaries make a recommendation to management in regard to booked reserves that reflect both their analytical assessment and relevant qualitative factors, such as their view of estimation risk. After discussion of these analyses, recommendations and all relevant risk factors among the LRC, our actuaries determine whether the reserve balances require further adjustment.

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

We do not use discounting in reporting our estimated reserves for losses and settlement expenses.

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2024.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause the Company to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. The following chart illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable, as similar favorable variations have occurred in recent years. For example, our general liability calendar year emergence on prior accident years has ranged from 17 percent to 27 percent favorable and our transportation emergence has ranged from 30 percent adverse to 40 percent favorable over the last three calendar years, while our overall emergence for all products combined has ranged from 13 percent to 25 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2024, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance, which was $209 million at December 31, 2024.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in parameter
+/- 5 point change in expected loss ratio for all accident years	$(18)	$18
+/- 10% change in expected emergence patterns	$(5)	$6
+/- 30% change in actual loss emergence over a calendar year	$(7)	$8
Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%) and actual loss emergence (30%).	$(30)	$32

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

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, incorporated herein by reference.

Consolidated revenue for 2024 totaled $1.8 billion, up $258 million from 2023. Net premiums earned for the Group increased 18 percent, driven primarily by growth from our property and casualty segments. Positive equity market returns during 2024 resulted in $82 million of unrealized gains on equity securities, building on a rally that led to $65 million of unrealized gains in our equity portfolio during 2023. Net investment income increased by 18 percent in 2024, primarily due to higher reinvestment rates and a larger average asset base relative to the prior year.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2024	2023
Net premiums earned	$1,526,406	$1,294,306
Net investment income	142,278	120,383
Net realized gains	19,966	32,518
Net unrealized gains on equity securities	81,734	64,787
Total consolidated revenue	$1,770,384	$1,511,994

Net earnings for 2024 totaled $346 million, up from $305 million in 2023. Improved underwriting income was bolstered by an increase in investment income and larger unrealized gains on equity securities.

NET EARNINGS	Year ended December 31,
(in thousands)	2024	2023
Underwriting income	$210,653	$173,185
Net investment income	142,278	120,383
Net realized gains	19,966	32,518
Net unrealized gains on equity securities	81,734	64,787
Interest expense on debt	(6,331)	(7,301)
General corporate expenses	(15,880)	(15,917)
Equity in earnings of unconsolidated investees	(4,869)	9,610
Earnings before income taxes	$427,551	$377,265
Income tax expense	(81,772)	(72,654)
Net earnings	$345,779	$304,611

UNDERWRITING RESULTS

We surpassed $2 billion in gross premiums written for the first time and achieved our 29th consecutive year of underwriting profitability in 2024. Our track record of success is built on underwriting discipline and our diversified product portfolio, which allow us to navigate various markets.

Gross premiums written increased $206 million, or 11 percent, in 2024 when compared to 2023, with all three segments contributing. Despite competitive conditions, a relatively strong economy and positive rate movement benefited much of the insurance portfolio. Net premiums earned were up 18 percent in 2024.

Underwriting income was $211 million on an 86.2 combined ratio in 2024, compared to $173 million on an 86.6 combined ratio in 2023. Underwriting results for 2024 included $76 million of pretax losses from Hurricanes Beryl, Helene and Milton, as well as $30 million of other storm losses. Comparatively, 2023 included $49 million of pretax losses and $12 million of reinsurance reinstatement premium from the Hawaiian wildfires, as well as $31 million of other storm losses. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $95 million in 2024, compared to $109 million in 2023. Further discussion of reserve development can be found in note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

The loss ratio was 48.4 in 2024, compared to 46.7 in 2023. The increase reflects higher net retained catastrophe losses in 2024, lower prior period reserve releases and the strengthening of current accident year casualty reserves, primarily on auto exposures. An offsetting loss ratio benefit was a modest improvement in the property segment’s current accident year attritional, non-catastrophe loss ratio. The expense ratio decreased to 37.8 in 2024, from 39.9 in 2023. Growth of net premiums earned allowed for improved leveraging of our expense base, despite continued investments in our people and technology, as well as higher levels of bonus and profit-sharing expense that resulted from improved operating performance.

Bonus and profit-sharing amounts earned by executives, managers and associates are predominately influenced by corporate performance including operating earnings, combined ratio and return on capital. Favorable loss development and other drivers of growth in book value would increase bonus and profit-sharing expenses, while catastrophe losses, adverse loss development and negative equity portfolio returns would lead to expense reductions. These performance-related expenses impact policy acquisition, insurance operating and general corporate expenses.

A large portion of our reinsurance placements renewed on January 1, 2025. For our property treaties, the risk-adjusted rate change was down 10 percent to 20 percent, with greater decreases in the higher layers. Prepaid reinstatements were added back to the bottom half of the catastrophe tower, which reduces the net loss impact on catastrophe events. The risk-adjusted rate change for our casualty treaties was plus or minus 5 percent, depending on the underlying coverage.

Like most of the industry, we are closely monitoring the severity of auto losses, which adversely impacted our current and prior accident year losses in 2024. The goal of our business model has always been to underwrite for profit and our underwriters are incentivized to walk away from underpriced risks. We obtained rate increases across most of our insurance portfolio in 2024. However, we are not solely reliant on rate to pursue profitable underwriting. We utilize our in-house loss control team to encourage our commercial auto insureds to follow safe practices, work with producers to balance growth and exit classes of business or individual accounts that are driving loss severity. We have a strong feedback loop between our underwriting, claim and analytical teams that address new or prevailing topics, like legal system abuse. Overall, we remain optimistic about the potential underlying profitability of our product portfolio. Our investments in technology and specialized underwriting staff should put us in a position to take advantage of opportunities as we move forward.

The following tables and narrative provide a more detailed look at individual segment performance over the last two years.

GROSS PREMIUMS WRITTEN AND NET PREMIUMS EARNED

	Gross Premiums Written			Net Premiums Earned
(in thousands)	2024	2023	% Change	2024	2023	% Change
CASUALTY
Commercial excess and personal umbrella	$478,144	$370,571	29%	$354,847	$286,178	24%
Commercial transportation	146,733	125,434	17%	120,650	103,719	16%
General liability	110,984	106,032	5%	104,423	103,066	1%
Professional services	114,163	108,503	5%	103,794	99,596	4%
Small commercial	84,637	76,644	10%	78,308	72,920	7%
Executive products	90,815	95,356	(5)%	23,555	24,687	(5)%
Other casualty	82,880	79,125	5%	67,260	68,180	(1)%
Total casualty	$1,108,356	$961,665	15%	$852,837	$758,346	12%

PROPERTY
Commercial property	$519,991	$505,413	3%	$345,554	$244,798	41%
Marine	170,188	148,829	14%	145,706	129,428	13%
Other property	53,307	43,130	24%	40,124	27,304	47%
Total property	$743,486	$697,372	7%	$531,384	$401,530	32%

SURETY
Transactional	$52,299	$49,624	5%	$49,460	$47,983	3%
Commercial	59,008	57,704	2%	48,533	49,707	(2)%
Contract	49,899	40,295	24%	44,192	36,740	20%
Total surety	$161,206	$147,623	9%	$142,185	$134,430	6%

Grand total	$2,013,048	$1,806,660	11%	$1,526,406	$1,294,306	18%

Casualty

Gross premiums written for casualty were up $147 million in 2024. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth within our personal umbrella and small commercial distribution channels. The commercial excess product grew as new project work resulted in more business opportunities and renewal retention improved. Commercial transportation benefited from an increase in new business submissions and new products, including moving and storage as well as an excess and surplus lines offering. Our executive products premium decreased, largely due to a continued soft management liability marketplace.

The casualty segment remains highly diversified, allowing select products to work through challenges, while the success of other products allows us to achieve positive overall results. Rate filings for personal umbrella were approved in the second half of 2024, and where increases can be justified, we will be pursuing further rate increases for auto-exposed lines. With the broader industry experiencing higher loss severity trends, we see potential for ongoing market disruption. As with all our segments, our investments in underwriting talent and strong relationships with producers should put us in position to take advantage of market opportunities as they arise. However, our underwriters are incentivized and empowered to shrink our top line revenue to protect our bottom-line profitability when necessary.

Property

Gross premiums written for the property segment were up $46 million in 2024, with commercial property contributing $15 million of that growth. Property lines within the excess and surplus market are in transition and conditions began to change mid-year. Rates for wind coverages were down in the second half of the year after multiple years of double-digit rate increases. We have started to see more competition and the deterioration of terms and conditions, but are willing to forgo opportunities that do not meet our underwriting standards. The earthquake market has also been affected by intense competition and some businesses deciding not to procure coverage.

We leverage our underwriting expertise by acting as a Lloyd’s coverholder and write coastal wind and earthquake exposures on a syndicated policy. While allowing us to diversify risk through a mechanism outside of reinsurance, this approach also allows us to generate fee income that offsets underwriting expense. Combined with the challenging property market, an increased percentage of premium being written by our syndicated partner resulted in a decline in earthquake and wind exposures for the Company. However, our fire and other peril coverage offerings experienced growth, resulting in overall premium expansion for commercial property. All coverages remain well priced and we believe there is opportunity to continue writing profitable business in these spaces.

A strong construction market and an expansion of newer offerings led to increased submissions and $21 million of premium growth for our marine product. Additionally, some competitors have reduced their appetite for select Hawaii homeowner coverages, which, along with rate increases that became effective during the fourth quarter, has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment were up $14 million in 2024 and we continue to invest in infrastructure to support long-term growth. Contract surety benefited from new agency relationships, new construction projects and elevated material costs, while transactional surety grew organically by leveraging existing relationships from complementary products. Despite a highly competitive commercial surety market, the expansion of existing accounts and new business also allowed for premium growth. Industry loss ratios have increased, particularly in the contract surety space. However, our underwriters monitor the financial condition of principals and partner with them to support achievable projects, which has helped us avoid material losses in the past. We believe this collaborative approach will help us write profitable business going forward.

UNDERWRITING INCOME

Underwriting Income
(in thousands)	2024	2023
Casualty	$17,788	$59,479
Property	167,536	86,316
Surety	25,329	27,390
Total	$210,653	$173,185

Combined Ratio	2024	2023
Casualty	97.9	92.2
Property	68.5	78.5
Surety	82.2	79.6
Total	86.2	86.6

Casualty

Underwriting income for the casualty segment was $18 million on a 97.9 combined ratio in 2024, compared to $59 million on a 92.2 combined ratio in 2023. The decline was the result of decreased favorable development on prior accident years’ reserves and an increase in current accident year losses, primarily on auto related exposures.

Favorable development on prior accident years’ loss reserves contributed to underwriting earnings in each of the past two years. The total benefit from favorable development on prior years’ reserves was $53 million for 2024, which was largely attributable to accident years 2019 through 2023. Favorable development was widespread, with notable amounts from commercial excess, general liability, executive products, professional services and our mortgage reinsurance program within other casualty. Commercial transportation and small commercial experienced adverse prior accident year development, largely related to auto exposures. Comparatively, results for the casualty segment in 2023 included favorable development of $78 million, with the majority attributable to commercial excess, general liability, personal umbrella, executive products and professional services across accident years 2015 through 2022. Hurricane and storm losses on casualty-oriented package policies that include property coverage resulted in $5 million of losses in 2024, compared to $2 million of storm losses in 2023.

The segment’s loss ratio was 61.5 in 2024, compared to 55.1 in 2023. The higher loss ratio in 2024 was due to lower amounts of favorable development on prior years’ reserves and strengthening our current accident year reserves for our personal umbrella, transportation and professional services products. The expense ratio for the casualty segment was 36.4 in 2024, compared to 37.1 in 2023.

Property

Underwriting income from the property segment was $168 million on a 68.5 combined ratio in 2024, compared to $86 million on a 78.5 combined ratio in 2023. Underwriting results for 2024 included $33 million of favorable development on prior years’ attritional and catastrophe loss reserves, largely from the marine and commercial property businesses; $73 million of losses from Hurricanes Beryl, Helene and Milton; as well as $28 million of other storm losses. Results for 2023 included $21 million of favorable development on prior years’ loss and catastrophe reserves, primarily from the commercial property business; $49 million of losses and $12 million of reinsurance reinstatement premium from Hawaiian wildfires; as well as $29 million of other storm losses.

A larger earned premium base resulted in higher levels of underwriting income as well as a lower expense ratio. The segment’s loss ratio was 37.4 in 2024, compared to 42.9 in 2023. Catastrophe losses added 19 points to the loss ratio in 2024, compared to 20 points of impact in 2023. Additionally, the current accident year attritional loss ratio improved in 2024. The expense ratio for the property segment declined to 31.1 in 2024, from 35.6 in 2023, as the growth in the earned premium base exceeded the growth in expense. Furthermore, the expense ratio benefited from an increase in fee income, which was the result of producing more premium for our syndicated partner.

Surety

Underwriting income for the surety segment totaled $25 million on an 82.2 combined ratio in 2024, compared to $27 million on a 79.6 combined ratio in 2023. Underwriting performance for each year reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. Favorable development on prior accident years’ reserves decreased loss and settlement expenses for the segment by $9 million for 2024 and 2023.

The segment’s loss ratio was 11.2 in 2024, compared to 10.7 in 2023. An increase in the current accident year loss ratio led to the slightly higher overall loss ratio for the segment. The expense ratio for the surety segment was 71.0 in 2024, up from 68.9 in 2023, due to increases in select policy acquisition costs, as well as continued investments in technology and people to support growth and improve the customer experience.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2024, net investment income increased by 18 percent. The increase was primarily due to higher interest rates and an increased asset base relative to the prior year. The average annual yields on our investments were as follows for 2024 and 2023:

	2024	2023
PRETAX YIELD
Taxable (on book value)	3.82%	3.51%
Tax-exempt (on book value)	2.87%	2.80%
Equities (on fair value)	1.97%	2.27%

AFTER-TAX YIELD
Taxable (on book value)	3.02%	2.77%
Tax-exempt (on book value)	2.72%	2.65%
Equities (on fair value)	1.71%	1.97%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities were subject to a corporate tax rate of 21 percent, our tax-exempt municipal securities were subject to a tax rate of 5.3 percent and our dividend income was generally subject to a tax rate of 13.1 percent. During 2024, the average after-tax yield on the taxable fixed income portfolio was 3.0 percent, an increase from 2.8 percent in the prior year. The average after-tax yield on the tax-exempt portfolio was 2.7 percent for both 2024 and 2023.

The fixed income portfolio increased by $320 million during the year, as we allocated the majority of available cash flow to investment grade bonds and experienced positive market performance throughout the year. The tax-adjusted total return on a mark-to-market basis was 3.4 percent. Our equity portfolio increased by $146 million to $736 million in 2024 as a result of strong equity market returns during the year. The total return for the year on the equity portfolio was 21.1 percent.

Our investment results for the last five years are shown in the following table:

						Tax
					Pre-tax	Equivalent
					Annualized	Annualized
				Change in	Return on	Return on
	Average	Net		Unrealized	Avg.	Avg.
	Invested	Investment	Net Realized	Appreciation	Invested	Invested
(in thousands)	Assets (1)	Income (2)(3)	Gains (3)(4)	(3)(5)	Assets	Assets
2020	2,698,721	67,893	17,885	99,451	6.9%	6.9%
2021	3,000,025	68,862	64,222	(6,280)	4.2%	4.3%
2022	3,217,635	86,078	588,515	(462,981)	6.6%	6.6%
2023	3,474,310	120,383	32,518	144,569	8.6%	8.6%
2024	3,880,475	142,278	19,966	64,912	5.9%	5.9%
5-yr Avg.	$3,254,233	$97,099	$144,621	$(32,066)	6.4%	6.5%
(1)	Average market values at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Net realized gains for 2022 include $571 million of gains from the sale of our equity method investment in Maui Jim.
(5)	Relates to available-for-sale fixed income and equity securities.

In 2024, we recognized $31 million of net realized gains in the equity portfolio, $5 million of net realized losses in the fixed income portfolio and $6 million of other net realized losses. In 2023, we recognized $22 million of net realized gains in the equity portfolio, $3 million of net realized losses in the fixed income portfolio and $14 million of other net realized gains, primarily from the payout of the working capital escrow associated with our sale of Maui Jim.

Investment income was aided by higher interest rates in 2024, as the Federal Reserve kept the Fed Funds target high relative to recent history. Entering 2025, consensus is the Federal Reserve’s current policy will continue balancing price stability against maximum employment, and result in two to three rate cuts over the coming year. A stable interest rate environment and a larger invested asset base should offer continued investment income growth. However, if yields decline dramatically from current levels, investment income growth may be limited.

INVESTMENTS

We maintain a diversified investment portfolio with a prudent mix of fixed income and risk assets. We continually monitor economic conditions, our capital position, the insurance market and relative value in the capital markets to determine our tactical allocation. As of December 31, 2024, the portfolio had a fair value of $4.1 billion, an increase of $408 million from the end of 2023. Excluding U.S. government and agency issues, no single issuer in either the fixed income or equity portfolio represented more than 1 percent of invested assets.

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

As of December 31, 2024, our investment portfolio had the following asset allocation breakdown:

	Cost or		Unrealized	% of Total
(in thousands)	Amortized Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$525,608	$515,635	$(9,973)	12.6%	AA+
U.S. agency	55,921	54,338	(1,583)	1.3%	AA+
Non-U.S. government & agency	8,959	7,871	(1,088)	0.2%	A
Agency MBS	438,545	396,223	(42,322)	9.7%	AA+
ABS/CMBS/MBS**	430,973	410,248	(20,725)	10.1%	AA
Corporate	1,397,676	1,346,521	(51,155)	33.0%	A-
Municipal	533,477	444,960	(88,517)	10.9%	AA+
Total fixed income	$3,391,159	$3,175,796	$(215,363)	77.8%	AA-
Equities	417,897	736,191	318,294	18.0%
Short-term investments	74,915	74,915	—	1.8%
Other invested assets	55,408	57,939	2,531	1.4%
Cash	39,790	39,790	—	1.0%
Total portfolio	$3,979,169	$4,084,631	$105,462	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2024, our fixed income portfolio’s duration was 4.9 years.

Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Equities comprised 18 percent of our total 2024 portfolio, up from 16 percent at the end of 2023, as equity markets rose over the course of the year. Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value-oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our extended investment horizon.

FIXED INCOME PORTFOLIO

As of December 31, 2024, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$—	$569,973	$—	$—	$—	$—	$569,973
Non-U.S. government & agency	—	1,351	3,450	2,097	—	973	7,871
Corporate - industrial	21,544	80,880	284,092	232,755	119,868	—	739,139
Corporate - financial	10,838	56,878	229,982	95,147	23,165	—	416,010
Corporate - utilities	1,069	10,413	55,107	30,290	4,963	—	101,842
Corporate industrial - private placements	—	—	—	—	—	38,532	38,532
Corporate financial - private placements	—	—	—	—	—	48,497	48,497
Corporate utilities - private placements	—	—	—	—	—	2,501	2,501
Municipal	131,318	281,356	31,493	—	—	793	444,960
Structured:
GSE - RMBS	—	356,956	—	—	—	—	356,956
Non-GSE RMBS	124,186	3,744	—	—	—	—	127,930
CLO	15,020	18,059	27,971	—	—	6,000	67,050
ABS	18,582	13,172	57,523	—	—	46,032	135,309
GSE - CMBS	—	39,267	—	—	—	—	39,267
CMBS	67,702	1,130	2,231	8,896	—	—	79,959
Total	$390,259	$1,433,179	$691,849	$369,185	$147,996	$143,328	$3,175,796

Percent of total fair value	12.3%	45.1%	21.8%	11.6%	4.7%	4.5%	100.0%

Mortgage-Backed, Asset-Backed and Commercial Mortgage-Backed Securities

We believe mortgage-backed securities (MBS), asset-backed securities (ABS) and commercial mortgage-backed securities (CMBS) add diversification, liquidity, credit quality and additional yield to our portfolio. The following table summarizes the distribution of our MBS portfolio by investment type, as of December 31:

(in thousands)	Amortized Cost	Fair Value	% of Total
2024
Pass-throughs	$298,351	$270,921	68.4%
Planned amortization class	94,586	86,035	21.7%
Sequential	45,608	39,267	9.9%
Total	$438,545	$396,223	100.0%

2023
Pass-throughs	$295,060	$275,113	64.7%
Planned amortization class	102,726	94,188	22.1%
Sequential	62,765	55,984	13.2%
Total	$460,551	$425,285	100.0%

Agency MBS represented 12 percent of the fixed income portfolio, compared to 15 percent as of December 31, 2023. Our objective for the agency MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential mortgage refinancing. The agency MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO), which include planned amortization classes and sequential pay structures. As of December 31, 2024, all the securities in our agency MBS portfolio were rated AA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association, Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2024, the agency MBS portfolio contained 68 percent of pure pass-throughs, up from 65 percent as of December 31, 2023. An additional 10 percent of the MBS portfolio was invested in sequential payer, down from 13 percent in 2023.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of December 31:

	Amortized
(in thousands)	Cost	Fair Value	% of Total
2024
ABS	$137,353	$135,309	33.0%
Non-GSE RMBS	141,784	127,930	31.2%
CMBS	84,927	79,959	19.5%
CLO	66,909	67,050	16.3%
Total	$430,973	$410,248	100.0%

2023
ABS	$96,586	$91,137	32.5%
Non-GSE RMBS	119,374	104,887	37.3%
CMBS	61,878	54,689	19.4%
CLO	30,620	30,469	10.8%
Total	$308,458	$281,182	100.0%

An ABS, CMBS or non-agency residential mortgage-backed security (RMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans, structured bank loans in the form of collateralized loan obligations (CLOs) and residential or commercial mortgages. As of December 31, 2024, ABS/CMBS/RMBS investments were 13 percent of the fixed income portfolio, compared to 10 percent as of December 31, 2023. Fifty-five percent of the securities in the ABS/CMBS/RMBS portfolio were rated AAA as of December 31, 2024, while 85 percent were rated A or better. We believe that ABS/CMBS investments often add superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction, which dictates how any losses in the underlying collateral will be distributed, and prepayment risks. We had $63 million in unrealized losses in these asset classes as of December 31, 2024.

Municipal Fixed Income Securities

As of December 31, 2024, municipal bonds comprised 14 percent of our fixed income portfolio, compared to 19 percent as of December 31, 2023. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities. As of December 31, 2024, approximately 50 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 50 percent were revenue based. The municipal portfolio is diversified amongst 282 issues.

Ninety-three percent of our municipal fixed income securities were rated AA or better, while 99 percent were rated A or better. The municipal portfolio includes 66 percent taxable and 34 percent tax-exempt securities.

Corporate Debt Securities

As of December 31, 2024, our corporate debt portfolio comprised 42 percent of the fixed income portfolio, compared to 43 percent as of December 31, 2023. The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. Non-investment grade bonds totaled $148 million while non-rated Regulation D securities totaled $90 million at the end of 2024. While these Regulation D securities are not rated by a traditional nationally recognized statistical rating organization, all but one carry an equivalent investment-grade rating from the Securities Valuation Office of the NAIC. The corporate debt portfolio has an overall quality rating of A- diversified among 954 issues.

The table below illustrates our corporate debt exposure as of December 31, 2024. Private placements include bank loan and Regulation D securities.

	Amortized
(in thousands)	Cost	Fair Value	% of Total
Bonds:
Corporate - industrial	$767,987	$739,139	54.9%
Corporate - financial	431,079	416,010	30.9%
Corporate - utilities	104,975	101,842	7.6%
Corporate industrial - private placements	40,474	38,532	2.8%
Corporate financial - private placements	50,635	48,497	3.6%
Corporate utilities - private placements	2,526	2,501	0.2%
Total	$1,397,676	$1,346,521	100.0%

We believe corporate debt investments add diversification and additional yield to our portfolio.

EQUITY SECURITIES

As of December 31, 2024, our equity portfolio comprised 18 percent of the investment portfolio, up from 16 percent at the end of the previous year. The securities within the equity portfolio are well diversified and are primarily invested in broad index ETFs that represent market indexes similar to the Russell 3000 Index, Russell 1000 Index and S&P 500 Index. The ETF portfolio is congruent with the actively managed equity portfolios and solves for exposures that line up with our overall benchmark index, the Russell 3000. In total, the equity portfolio is comprised of 89 securities.

INTEREST AND GENERAL CORPORATE EXPENSE

We incurred $6 million of interest expense on outstanding debt during 2024 and $7 million in 2023. At December 31, 2024, our debt included $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries an adjustable interest rate of 5.98 percent as of the end of 2024. Additionally, we borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) that matures on November 12, 2025 and pays interest monthly at an annualized rate of 4.44 percent. Comparatively, at December 31, 2023, our debt consisted of $50 million from our revolving line of credit with PNC and carried a floating interest rate of 7.07 percent, as well as $50 million of borrowings from the FHLBC that matured on November 10, 2024 and paid interest monthly at an annualized rate of 5.44 percent.

We incurred $16 million of general corporate expense during 2024 and 2023. General corporate expenses include director and shareholder relation costs and other compensation-related expenses incurred for the benefit of the corporation.

INVESTEE EARNINGS

As of December 31, 2024, we had a 23 percent interest in the equity and earnings of Prime Holdings Insurance Services, Inc. (Prime). Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. As a private company, the market for Prime’s stock is limited. While we have certain rights under our shareholder agreement and maintain a position on Prime’s board of directors, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment. In 2024, we recorded $5 million in investee losses for Prime, compared to $10 million of investee earnings in 2023. The loss in 2024 is reflective of Prime strengthening loss reserves on a number of prior accident years. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $9 million of gross premiums written and $8 million of net premiums earned during 2024, compared to $7 million of gross premiums written and $13 million of net premiums earned during 2023. The decrease in premiums earned is attributable to a reduction of our participation in the quota share reinsurance treaty, as well as the competitive market in which Prime operates.

We received dividends of $3 million from Prime in 2024, while no dividends were received from Prime in 2023. Dividends from our equity method investees have been irregular in nature, and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs.

INCOME TAXES

Our effective tax rates were 19.1 percent and 19.3 percent for 2024 and 2023, respectively. Effective rates are dependent upon components of pretax earnings, which is impacted by the volatility of unrealized gains and losses in equity securities, and the related tax effects. The effective rate was slightly lower in 2024 due to higher levels of tax-favored adjustments, such as excess tax benefits on share-based compensation.

Dividends paid to our ESOP result in a tax deduction. Dividends paid to the ESOP in 2024 and 2023 resulted in tax benefits of $3 million and $2 million, respectively. These tax benefits reduced the effective tax rate for 2024 and 2023 by 0.6 percent and 0.4 percent, respectively.

NET UNPAID LOSSES AND SETTLEMENT EXPENSES

The primary liability on our balance sheet relates to unpaid losses and settlement expenses, which represents our estimated liability for losses and related settlement expenses before considering offsetting reinsurance balances recoverable. The largest asset on our balance sheet, outside of investments, is the reinsurance balances recoverable on unpaid losses and settlement expenses, which serves to offset this liability. The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to the Company. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $1.9 billion at December 31, 2024, from $1.7 billion as of December 31, 2023. This reflects net incurred losses of $739 million in 2024 offset by paid losses of $490 million, compared to net incurred losses of $604 million offset by $491 million paid in 2023. For more information on the changes in loss and LAE reserves by segment, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) are generally subject to the same influences that affect net reserves, though changes to our reinsurance agreements can cause reinsurance balances recoverable to behave differently. Total gross loss and LAE reserves increased to $2.7 billion at December 31, 2024, from $2.4 billion at December 31, 2023, while ceded loss and LAE reserves decreased to $755 million from $757 million over the same period.

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

(in thousands)	2024	2023
Net cash provided by operating activities	$560,219	$464,257
Net cash used in investing activities	(318,870)	(211,803)
Net cash used in financing activities	(237,983)	(238,848)

We have posted positive operating cash flow in the last two years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2024, the majority of cash outflows were associated with the net purchase of fixed income securities, classified as investing activities, and the payment of our regular quarterly dividends and $2.00 per share special dividend, classified as financing activities.

We have entered into certain contractual obligations that require the Company to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2024:

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Loss and settlement expense reserves	$811,855	$938,144	$510,232	$433,239	$2,693,470
Debt	100,000	—	—	—	100,000
Interest on debt	2,242	—	—	—	2,242
Operating leases	4,373	6,001	3,060	4,489	17,923
Other invested assets	1,373	5,765	948	60	8,146
Total	$919,843	$949,910	$514,240	$437,788	$2,821,781

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge the Company of its liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $755 million at December 31, 2024, compared to $757 million in 2023.

The next largest contractual obligation relates to debt outstanding. On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). As the borrowing may be repaid at any time and carries an adjustable interest rate of 5.98 percent as of the end of 2024, interest on this $50 million borrowing is excluded from the table above. Additionally, on November 12, 2024 we borrowed $50 million from the FHLBC. The borrowing matures on November 12, 2025 and monthly interest is paid at an annualized rate of 4.44 percent. We are not party to any off-balance sheet arrangements. See note 3 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for more information on our debt. Additionally, see note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for information on our obligations for other invested assets.

At December 31, 2024, we had cash, short-term investments and other investments maturing within one year of approximately $372 million and an additional $739 million of investments maturing between 1 to 5 years. Our revolving line of credit with PNC permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. As of December 31, 2024, $50 million was outstanding on this facility. Additionally, based on qualifying assets and the $50 million borrowing outstanding with the FHLBC as of year-end, additional immediate borrowing capacity from the FHBLC is approximately $15 million. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing.

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

We have historically grown our total capital as a result of three sources of funds: (1) earnings on underwriting and investing activities, (2) appreciation in the value of our investments and (3) the issuance of common stock and debt. We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have consistently generated positive operating cash flow. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 29 consecutive years.

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
Acquisitions
Purchase of property and equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2024, our portfolio had a carrying value of $4.1 billion. Portfolio assets at December 31, 2024 increased by $408 million, or 11 percent, from December 31, 2023.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2024, 48 percent of our shareholders’ equity was invested in equities versus 42 percent at year-end 2023.

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

Our capital structure is comprised of equity and debt obligations. As of December 31, 2024, our capital structure consisted of $100 million in debt and $1.5 billion of shareholders’ equity. Debt outstanding comprised 6 percent of total capital as of December 31, 2024.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2024, our holding company had $1.5 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $39 million in liquid investment assets, which approximates two-thirds of our normal annual holding company expenditures. Unrestricted funds at the holding company level are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to the capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2024 and 2023, RLI Ins. paid ordinary dividends totaling $152 million and $145 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. No extraordinary dividends were paid in 2024 or 2023. Although RLI Ins. was restricted from distributing ordinary dividends to RLI Corp. as of December 31, 2024, the rolling 12-month limitations reset as of January 1st. A total of $241 million in ordinary dividend capacity will be available over the course of 2025. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Our 195th consecutive dividend payment was declared in February 2025 and will be paid on March 20, 2025, in the amount of $0.15 per share. Since the inception of cash dividends in 1976, we have increased our annual dividend every year.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2024. Listed on each table is the December 31, 2024 fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market risk sensitive instruments are all classified as held for non-trading purposes, as we do not hold any trading securities. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2024, our fixed income portfolio had a fair value of $3.2 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2024, levels with all other variables held constant. Such scenarios would result in modeled decreases in the fair value of the fixed income portfolio of $158 million and $303 million, respectively. Comparatively, our fixed income portfolio had a fair value of $2.9 billion as of December 31, 2023 and scenarios of interest rates increasing 100 and 200 basis points would have resulted in modeled decreases of $132 million and $255 million, respectively.

As of December 31, 2024, our equity portfolio had a fair value of $736 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $69 million and $137 million, respectively. Comparatively, our equity portfolio had a fair value of $590 million as of December 31, 2023 and scenarios of the S&P 500 Index declining by 10 percent and 20 percent would have resulted in approximate decreases of $55 million and $110 million, respectively.

While the declines in market value outlined below are modeled as instantaneous changes, we would expect movements in capital markets to occur over time, with investment income offering an offset to any decrease in prices.

Under the assumptions of rising interest rates and a decreasing S&P 500 Index, the fair value of our assets will decrease from their present levels by the indicated amounts.

Effect of a 100 basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/24 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$3,175,796	$(157,600)	$—
Equity securities	736,191	—	(68,726)
Total	$3,911,987	$(157,600)	$(68,726)

Effect of a 200 basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/24 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$3,175,796	$(303,414)	$—
Equity securities	736,191	—	(137,453)
Total	$3,911,987	$(303,414)	$(137,453)

Comparatively, under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

Effect of a 100 basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/24 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$3,175,796	$171,741	$—
Equity securities	736,191	—	68,726
Total	$3,911,987	$171,741	$68,726

Effect of a 200 basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/24 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$3,175,796	$356,926	$—
Equity securities	736,191	—	137,453
Total	$3,911,987	$356,926	$137,453

Item 8. Financial Statements and Supplementary Data

RLI Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2024	2023
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$3,175,796	$2,855,849
(amortized cost of $3,391,159 and allowance for credit losses of $197 in 2024)
(amortized cost of $3,054,391 and allowance for credit losses of $306 in 2023)
Equity securities, at fair value (cost - $417,897 in 2024 and $354,022 in 2023)	736,191	590,041
Short-term investments, at cost which approximates fair value	74,915	134,923
Other invested assets	57,939	59,081
Cash	39,790	36,424
Total investments and cash	$4,084,631	$3,676,318
Accrued investment income	28,319	24,062
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $22,932 in 2024 and $21,438 in 2023	230,534	221,206
Ceded unearned premiums	124,955	112,257
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $9,580 in 2024 and $10,608 in 2023	755,425	757,349
Deferred policy acquisition costs	166,214	146,566
Property and equipment, at cost, net of accumulated depreciation of $76,330 in 2024 and $74,279 in 2023	43,172	46,715
Investment in unconsolidated investees	56,477	56,966
Goodwill and intangibles	53,562	53,562
Income taxes - deferred	7,793	15,872
Other assets	77,720	69,348
TOTAL ASSETS	$5,628,802	$5,180,221

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Unpaid losses and settlement expenses	$2,693,470	$2,446,025
Unearned premiums	984,140	892,326
Reinsurance balances payable	44,681	71,507
Funds held	97,380	101,446
Income taxes - current	749	3,757
Short-term debt	100,000	100,000
Accrued expenses	124,242	108,880
Other liabilities	62,173	42,766
TOTAL LIABILITIES	$4,106,835	$3,766,707

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 400,000,000)
(137,598,560 shares issued and 91,738,132 shares outstanding in 2024)
(137,140,522 shares issued and 91,280,094 shares outstanding in 2023)	$1,376	$1,371
Paid-in capital	367,645	361,660
Accumulated other comprehensive earnings	(173,723)	(166,303)
Retained earnings	1,719,668	1,609,785
Deferred compensation	13,498	13,539
Treasury stock, at cost (45,860,428 shares in 2024 and 2023)	(406,497)	(406,538)
TOTAL SHAREHOLDERS' EQUITY	$1,521,967	$1,413,514
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,628,802	$5,180,221

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net premiums earned	$1,526,406	$1,294,306	$1,144,436
Net investment income	142,278	120,383	86,078
Net realized gains	19,966	32,518	588,515
Net unrealized gains (losses) on equity securities	81,734	64,787	(121,037)
Consolidated revenue	$1,770,384	$1,511,994	$1,697,992
Losses and settlement expenses	739,253	604,413	514,376
Policy acquisition costs	464,040	418,325	369,632
Insurance operating expenses	112,460	98,383	82,212
Interest expense on debt	6,331	7,301	8,047
General corporate expenses	15,880	15,917	12,900
Total expenses	$1,337,964	$1,144,339	$987,167
Equity in earnings of unconsolidated investees	(4,869)	9,610	9,853
Earnings before income taxes	$427,551	$377,265	$720,678
Income tax expense (benefit):
Current	71,720	64,944	186,906
Deferred	10,052	7,710	(49,639)
Income tax expense	$81,772	$72,654	$137,267
Net earnings	$345,779	$304,611	$583,411

Other comprehensive earnings (loss), net of tax	(7,420)	62,773	(278,902)
Comprehensive earnings	$338,359	$367,384	$304,509

Basic net earnings per share	$3.78	$3.34	$6.43
Diluted net earnings per share	$3.74	$3.31	$6.37

Weighted average number of common shares outstanding:
Basic	91,529	91,191	90,735
Diluted	92,451	92,155	91,589

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Shareholders’ Equity

		Total			Accumulated Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2022	90,578,674	$1,229,361	$1,364	$343,060	$49,826	$1,228,110	$9,642	$(402,641)
Net earnings	—	583,411	—	—	—	583,411	—	—
Other comprehensive earnings (loss), net of tax	—	(278,902)	—	—	(278,902)	—	—	—
Deferred compensation	—	—	—	—	—	—	2,373	(2,373)
Share-based compensation	360,830	8,651	4	8,647	—	—	—	—
Dividends and dividend equivalents ($4.02 per share)	—	(365,180)	—	—	—	(365,180)	—	—
Balance, December 31, 2022	90,939,504	$1,177,341	$1,368	$351,707	$(229,076)	$1,446,341	$12,015	$(405,014)
Cumulative-effect adjustment from ASU 2023-02	—	(951)	—	—	—	(951)	—	—
Net earnings	—	304,611	—	—	—	304,611	—	—
Other comprehensive earnings (loss), net of tax	—	62,773	—	—	62,773	—	—	—
Deferred compensation	—	—	—	—	—	—	1,524	(1,524)
Share-based compensation	340,590	9,956	3	9,953	—	—	—	—
Dividends and dividend equivalents ($1.54 per share)	—	(140,216)	—	—	—	(140,216)	—	—
Balance, December 31, 2023	91,280,094	$1,413,514	$1,371	$361,660	$(166,303)	$1,609,785	$13,539	$(406,538)
Net earnings	—	345,779	—	—	—	345,779	—	—
Other comprehensive earnings (loss), net of tax	—	(7,420)	—	—	(7,420)	—	—	—
Deferred compensation	—	—	—	—	—	—	(41)	41
Share-based compensation	458,038	5,990	5	5,985	—	—	—	—
Dividends and dividend equivalents ($2.57 per share)	—	(235,896)	—	—	—	(235,896)	—	—
Balance, December 31, 2024	91,738,132	$1,521,967	$1,376	$367,645	$(173,723)	$1,719,668	$13,498	$(406,497)

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net earnings	$345,779	$304,611	$583,411
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized gains	(19,966)	(32,518)	(588,515)
Net unrealized (gains) losses on equity securities	(81,734)	(64,787)	121,037
Depreciation	7,664	8,545	7,981
Deferred income tax expense (benefit)	10,052	7,710	(49,639)
Other items, net	13,725	24,947	(20,467)
Change in:
Accrued investment income	(4,257)	(2,803)	(3,754)
Premiums and reinsurance balances receivable (net of direct write-offs and commutations)	(9,328)	(31,705)	(22,222)
Reinsurance balances payable	(26,826)	10,407	18,249
Funds held	(4,066)	302	11,371
Ceded unearned premiums	(12,698)	26,200	(7,541)
Reinsurance balances recoverable on unpaid losses and settlement expenses	1,924	(17,260)	(132,003)
Deferred policy acquisition costs	(19,648)	(18,707)	(24,306)
Accrued expenses	15,362	14,011	(3,405)
Unpaid losses and settlement expenses	247,445	130,388	272,082
Unearned premiums	91,814	107,241	104,641
Current income taxes payable	(3,008)	7,285	(6,619)
Changes in investment in unconsolidated investees:
Undistributed earnings	4,869	(9,610)	(9,853)
Dividends received	3,116	—	—
Net cash provided by operating activities	$560,219	$464,257	$250,448

Cash flows from investing activities:
Purchase of:
Fixed income securities, available-for-sale	$(811,926)	$(662,070)	$(2,053,359)
Equity securities	(97,922)	(55,652)	(45,007)
Property and equipment	(4,710)	(5,913)	(5,889)
Equity method investee	—	—	(3,819)
Other	(10,956)	(10,786)	(5,704)
Proceeds from sale of:
Fixed income securities, available-for-sale	149,939	50,135	53,300
Equity securities	64,839	51,881	62,212
Equity method investee	—	14,284	686,666
Property and equipment	13	27	375
Other	5,548	817	2,659
Proceeds from call or maturity of:
Fixed income, available-for-sale	326,297	504,168	1,393,674
Net sale (purchase) of short-term investments	60,008	(98,694)	(36,229)
Net cash provided by (used in) investing activities	$(318,870)	$(211,803)	$48,879

Cash flows from financing activities:
Proceeds from issuance of debt	$73,000	$100,000	$—
Repayment of debt	(73,000)	(200,000)	—
Proceeds from stock option exercises	(2,327)	1,245	(465)
Cash dividends paid	(235,656)	(140,093)	(364,848)
Net cash used in financing activities	$(237,983)	$(238,848)	$(365,313)

Net increase (decrease) in cash	$3,366	$13,606	$(65,986)
Cash at beginning of year	36,424	22,818	88,804
Cash at end of year	$39,790	$36,424	$22,818

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

On January 15, 2025, RLI Corp. effected a two-for-one split of its common stock and a proportionate increase in the number of authorized shares. All share and per share information throughout this report has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from paid-in capital to common stock.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no other subsequent events requiring adjustment to the financial statements or disclosure.

C.	ADOPTED ACCOUNTING STANDARDS

2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The amendments in this Accounting Standards Update (ASU) require the disclosures of significant expenses that are regularly provided to the chief operating decision maker (CODM) and included within each segment’s reported measure of profit or loss. Additionally, the ASU requires the disclosure of the title of the CODM and an explanation of how the CODM uses the reported measure of a segment’s profit or loss in assessing performance and deciding how to allocate resources. We adopted ASU 2023-07 in 2024 using a retrospective approach, providing disclosures for all periods presented in the financial statements. The adoption of this ASU did not have a material impact on our consolidated financial statements.

D.	PROSPECTIVE ACCOUNTING STANDARDS

2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The guidance in ASU 2023-09 is designed to increase transparency about income tax information through improvements to the tax rate reconciliation and disclosure of income taxes paid, disaggregated by federal, state and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. Although the Company continues to evaluate the impact of adopting this new accounting standard, the amendments are disclosure-related and should not have a material impact on our financial statements.

2024-03—Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

The guidance in ASU 2024-03 requires disaggregation of certain expenses into specified categories in the notes to the financial statements. Each relevant expense caption on the face of the statement of earnings that includes specific expenses, such as employee compensation, depreciation and intangible asset amortization, are required to be separately disclosed in a tabular presentation. Additionally, a separate total of selling expenses is required to be disclosed, along with a definition of what is included in selling expenses.

This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Although the Company continues to evaluate the impact of adopting this new accounting standard, the amendments are disclosure-related and should not have a material impact on our financial statements.

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

Our investment in Prime Holdings Insurance Services, Inc. (Prime) is accounted for under the equity method. As of December 31, 2024, we had a 23 percent interest in the equity and earnings of Prime. Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. Our investment in Prime was $56 million at December 31, 2024 and 2023. In 2024, we recorded $5 million in investee losses from Prime, compared to investee earnings of $10 million in 2023 and $13 million in 2022. The loss in 2024 is reflective of Prime strengthening reserves on a number of prior accident years. Additionally, we maintain a quota share reinsurance treaty with Prime, which contributed $9 million of gross premiums written and $8 million of net premiums earned during 2024, compared to $7 million of gross premiums written and $13 million of net premiums earned during 2023, and $21 million of gross premiums written and $23 million of net premiums earned during 2022. The decrease in gross premiums written and net premiums earned from 2022 was attributable to a reduction of our participation in the quota share reinsurance treaty in 2023, as well as the competitive market in which Prime operates.

Prime recorded a net loss of $36 million in 2024, compared to net income of $45 million in 2023 and $59 million in 2022. Additional summarized financial information for Prime as of 2024 and 2023 is outlined in the following table:

(in millions)	2024	2023
Total assets	$1,102	$944
Total liabilities	844	691
Total equity	258	253

Approximately $54 million of undistributed earnings from our equity method investees were included in our retained earnings as of December 31, 2024. We received $3 million of dividends from Prime in 2024. We did not receive any dividends from our equity method investees during 2023 or 2022.

We perform annual impairment reviews of our investments in unconsolidated investees, which take into consideration current valuation and operating results. Based upon the most recent reviews, the assets were not impaired.

K.	GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill and intangibles at December 31, 2024 and 2023, is detailed in the following table:

(in thousands)	2024	2023
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	$7,500	$7,500
Total goodwill and intangibles	$53,562	$53,562

As the amortization of goodwill and indefinite-lived intangible assets is not permitted, the assets are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Annual impairment testing was performed on each of our goodwill and indefinite-lived intangible assets during 2024. Based upon these reviews, our goodwill and state insurance license indefinite-lived intangible assets were not impaired. In addition, as of December 31, 2024, there were no triggering events on goodwill and intangible assets that would suggest an updated review was necessary.

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

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2024
Basic EPS
Income available to common shareholders	$345,779	91,529	$3.78
Stock options	—	922
Diluted EPS
Income available to common shareholders and assumed conversions	$345,779	92,451	$3.74
Anti-dilutive options excluded from diluted EPS		48

For the year ended December 31, 2023
Basic EPS
Income available to common shareholders	$304,611	91,191	$3.34
Stock options	—	964
Diluted EPS
Income available to common shareholders and assumed conversions	$304,611	92,155	$3.31
Anti-dilutive options excluded from diluted EPS		345

For the year ended December 31, 2022
Basic EPS
Income available to common shareholders	$583,411	90,735	$6.43
Stock options	—	854
Diluted EPS
Income available to common shareholders and assumed conversions	$583,411	91,589	$6.37
Anti-dilutive options excluded from diluted EPS		590

P.	COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $(2) million, $17 million and $(74) million for 2024, 2023 and 2022, respectively.

The table below illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements.

Unrealized Gains/Losses on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$(166,303)	$(229,076)	$49,826
Other comprehensive earnings before reclassifications	(11,501)	59,922	(281,189)
Amounts reclassified from accumulated other comprehensive earnings	4,081	2,851	2,287
Net current period other comprehensive earnings (loss)	$(7,420)	$62,773	$(278,902)
Ending balance	$(173,723)	$(166,303)	$(229,076)
Balance of securities for which an allowance for credit losses has not been recognized in net earnings	$1,492	$1,224	$1,693

Credit losses or the sale of an available-for-sale security resulted in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)
Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2024	2023	2022	Consolidated Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(5,276)	$(3,641)	$(2,997)	Net realized gains (losses)
	110	32	102	Credit gains (losses) presented within net realized gains
	$(5,166)	$(3,609)	$(2,895)	Earnings (loss) before income taxes
	1,085	758	608	Income tax (expense) benefit
	$(4,081)	$(2,851)	$(2,287)	Net earnings (loss)

Q.	FAIR VALUE DISCLOSURES

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

Regulation D Private Placement Securities: All Regulation D privately placed bonds are classified as corporate or non-U.S. government securities and deemed Level 3. The pricing vendor evaluation methodology for these securities includes a combination of observable and unobservable inputs. Observable inputs include public corporate spread matrices classified by sector, rating and average life, as well as investment and non-investment grade matrices created from fixed income indices. Unobservable inputs include a liquidity spread premium calculated based on public corporate spread and private corporate spread matrices. The quantitative detail of the liquidity spread premium is neither provided nor reasonably available to the Company.

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

Equity Securities: As of December 31, 2024, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Equity securities not traded on an exchange, for which pricing is provided by a third-party pricing source using observable inputs, are classified as Level 2. Equity securities not traded on an exchange and that rely on one or more unobservable inputs in pricing are classified as Level 3.

Due to the relatively short-term nature of cash, short-term investments, accounts receivable and accounts payable, their carrying amounts are reasonable estimates of fair value. Our investments in private funds, classified as other invested assets, are measured using the investments’ net asset value per share and are not categorized within the fair value hierarchy. The fair value of our debt is discussed further in note 3 to the consolidated financial statements.

R.	SHARE-BASED COMPENSATION

We expense the estimated fair value of employee stock options and similar awards. We measure compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards and recognize compensation expense over the service period that the awards are expected to vest. The tax effects related to share-based payments are made through net earnings. See note 7 to the consolidated financial statements for further discussion and related disclosures regarding stock options.

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

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability. As of December 31, 2024, we had $2.7 billion of gross loss and LAE reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and our payment of that loss. As part of the reserving process, we review historical data and consider the impact of various factors such as trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability would suffer.

Catastrophe Exposures

Our insurance coverages include exposure to catastrophic events. We monitor catastrophe exposures by quantifying our exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, we limit our risk to such catastrophes by restraining the total policy limits written in each region and by purchasing reinsurance. Our major catastrophe exposure is to losses caused by windstorms, affecting commercial properties in coastal regions of the United States, and earthquakes, primarily on the West Coast. We are also exposed to convective storms, winter weather, wildfires, lava flows in Hawaii as well as terrorist events in the United States.

In 2024, our property catastrophe reinsurance treaty had limits of $850 million in excess of $25 million first-dollar retention for earthquakes in California, $850 million in excess of a $50 million first-dollar retention for earthquakes outside of California and $750 million in excess of a $50 million first-dollar retention for all other perils, including wind. In addition, we have coverages that may reduce first-dollar retentions for multiple events within an established period of time. All of these amounts were subject to certain co-participations by the Company on losses in excess of the first-dollar retentions.

The majority of our catastrophe reinsurance treaty renewed on January 1, 2025. We purchased the same limits over the same first-dollar retention amounts outlined above. The program was 100 percent placed with a portion of the first layer expiring on May 31, 2025. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

Environmental Liability Exposures

We are subject to environmental liability claims and exposures primarily through our commercial excess, general liability and discontinued assumed casualty reinsurance lines of business. Although exposure to environmental claims exists in these lines of business, we seek to mitigate or control the extent of this exposure on the vast majority of this business. Our policies include pollution exclusions that have been continually updated to further strengthen them and our policies primarily cover moderate hazard risks.

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

Although historical experience on environmental liability claims may not accurately reflect future environmental exposures, we used this experience to record loss and settlement expense reserves in the exposed lines of business. See further discussion of environmental exposures in note 5 to the consolidated financial statements.

Reinsurance

Reinsurance does not discharge the Company from our primary liability to policyholders, and to the extent that a reinsurer is unable to meet its obligations, we would be liable. We continuously monitor the financial condition of prospective and existing reinsurers. As a result, we purchase reinsurance from a number of financially strong reinsurers. We provide an allowance for reinsurance balances deemed uncollectible. See further discussion of reinsurance exposures in note 4 to the consolidated financial statements.

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

Liquidity Risk

Liquidity is essential to our business and a key component of our concept of asset-liability matching. Our liquidity may be impaired by an inability to collect premium receivable or reinsurance balances recoverable in a timely manner, an inability to sell assets or redeem our investments, an inability to access funds from our insurance subsidiaries, unforeseen outflows of cash or large claim payments or an inability to access debt or equity capital markets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption, an operational problem that affects third parties or the Company, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk.

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

External Factors

Our insurance subsidiaries are highly regulated by the state in which they are incorporated and by the states in which they do business. Such regulations, among other things, limit the amount of dividends, impose restrictions on the amount and types of investments, impose regulations on forms and regulate rates insurers may charge for various coverages. We are also subject to insolvency and guaranty fund assessments for various programs designed to ensure policyholder indemnification. We generally accrue an assessment during the period in which it becomes probable that a liability has been incurred from an insolvency and the amount of the related assessment can be reasonably estimated.

The National Association of Insurance Commissioners (NAIC) has developed Property and Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support investment and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2024, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 8 to the consolidated financial statements for further discussion of statutory information and related insurance regulatory restrictions.

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

A summary of net investment income for the years ended December 31 are summarized below.

(in thousands)	2024	2023	2022
Interest on fixed income securities	$120,561	$103,446	$77,164
Dividends on equity securities	13,276	12,238	11,912
Interest on cash, short-term investments and other invested assets	16,017	10,940	2,467
Gross investment income	$149,854	$126,624	$91,543
Less investment expenses	(7,576)	(6,241)	(5,465)
Net investment income	$142,278	$120,383	$86,078

Pretax net realized gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized below.

(in thousands)	2024	2023	2022
Net realized gains (losses):
Fixed income:
Available-for-sale	$(5,276)	$(3,641)	$(2,997)
Equity securities	30,792	22,232	20,287
Investment in unconsolidated investees	(42)	14,084	570,952
Other	(5,508)	(157)	273
Total net realized gains (losses)	$19,966	$32,518	$588,515

Net changes in unrealized gains (losses) on investments:
Equity securities	$82,275	$65,655	$(118,912)
Other invested assets	(541)	(868)	(2,125)
Total unrealized gains (losses) on equity securities recognized in net earnings	$81,734	$64,787	$(121,037)

Fixed income:
Available-for-sale	$(16,822)	$79,782	$(341,944)
Investment in unconsolidated investees	7,539	(290)	(10,994)
Other	(109)	(33)	(102)
Total unrealized gains (losses) recognized in other comprehensive earnings	$(9,392)	$79,459	$(353,040)
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$92,308	$176,764	$114,438

The change in the portfolio’s unrealized gain (loss) position was due to strong equity market returns during the year, which were partially offset by a decrease in the unrealized value of fixed income securities.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities:

SALES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2024
Available-for-sale	$150,884	$630	$(4,386)	$(3,756)
Equities	64,839	31,148	(356)	30,792
2023
Available-for-sale	$49,960	$451	$(2,174)	$(1,723)
Equities	51,881	23,482	(1,250)	22,232
2022
Available-for-sale	$51,355	$287	$(2,849)	$(2,562)
Equities	62,212	21,623	(1,336)	20,287

CALLS/MATURITIES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2024
Available-for-sale	$323,533	$134	$(1,400)	$(1,266)
2023
Available-for-sale	$506,910	$39	$(162)	$(123)
2022
Available-for-sale	$1,393,704	$196	$(55)	$141

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, are summarized below:

	2024
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$515,635	$—	$515,635
U.S. agency	—	54,338	—	54,338
Non-U.S. government & agency	—	6,898	973	7,871
Agency MBS	—	396,223	—	396,223
ABS/CMBS/MBS*	—	410,248	—	410,248
Corporate	—	1,256,991	89,530	1,346,521
Municipal	—	444,960	—	444,960
Total fixed income securities - available-for-sale	$—	$3,085,293	$90,503	$3,175,796
Equity securities	731,569	—	4,622	736,191
Total	$731,569	$3,085,293	$95,125	$3,911,987

	2023
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$308,031	$—	$308,031
U.S. agency	—	59,826	—	59,826
Non-U.S. government & agency	—	3,882	—	3,882
Agency MBS	—	425,285	—	425,285
ABS/CMBS/MBS*	—	281,182	—	281,182
Corporate	—	1,164,548	60,471	1,225,019
Municipal	—	552,624	—	552,624
Total fixed income securities - available-for-sale	$—	$2,795,378	$60,471	$2,855,849
Equity securities	588,416	—	1,625	590,041
Total	$588,416	$2,795,378	$62,096	$3,445,890
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2024	$62,096
Net realized and unrealized gains
Included in other comprehensive earnings	1,075
Purchases	34,859
Sales	(2,905)
Balance as of December 31, 2024	$95,125
Change in unrealized gains during the period for Level 3 assets held at period-end - included in other comprehensive earnings	$1,075

The amortized cost and estimated fair value of fixed income securities at December 31, 2024, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$256,711	$255,017
Due after one year through five years	742,187	723,476
Due after five years through 10 years	948,340	914,770
Due after 10 years	574,403	476,062
ABS/CMBS/MBS*	869,518	806,471
Total available-for-sale	$3,391,159	$3,175,796

*Asset-backed, commercial mortgage-backed and mortgage-backed securities

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The amortized cost and fair value of available-for-sale securities at December 31, 2024 and 2023 are presented in the tables below. Amortized cost does not include the $27 million and $23 million of accrued interest receivable as of December 31, 2024 and 2023, respectively.

	2024
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$525,608	$—	$309	$(10,282)	$515,635
U.S. agency	55,921	—	261	(1,844)	54,338
Non-U.S. government & agency	8,959	—	—	(1,088)	7,871
Agency MBS	438,545	—	927	(43,249)	396,223
ABS/CMBS/MBS*	430,973	(8)	2,208	(22,925)	410,248
Corporate	1,397,676	(189)	4,737	(55,703)	1,346,521
Municipal	533,477	—	1,003	(89,520)	444,960
Total fixed income	$3,391,159	$(197)	$9,445	$(224,611)	$3,175,796
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	2023
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$312,632	$—	$1,257	$(5,858)	$308,031
U.S. agency	60,763	—	652	(1,589)	59,826
Non-U.S. government & agency	4,800	—	—	(918)	3,882
Agency MBS	460,551	—	2,636	(37,902)	425,285
ABS/CMBS/MBS*	308,458	(3)	611	(27,884)	281,182
Corporate	1,273,187	(303)	8,766	(56,631)	1,225,019
Municipal	634,000	—	2,238	(83,614)	552,624
Total fixed income	$3,054,391	$(306)	$16,160	$(214,396)	$2,855,849
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

ALLOWANCE FOR CREDIT LOSSES AND UNREALIZED LOSSES ON FIXED INCOME SECURITIES

A reversible allowance for credit losses is required to be recognized on available-for-sale fixed income securities. Available-for-sale securities in the fixed income portfolio are subjected to several criteria to determine if those securities should be included in the allowance for expected credit loss evaluation, including:

●	Significant or recurring operating losses, poor cash flows and/or deteriorating liquidity ratios,

●	Changes in technology that may impair the earnings potential of the investment,

●	The discontinuance of a segment of business that may affect future earnings potential,

●	Specific concerns related to the issuer’s industry or geographic area of operation,

●	Reduction of or non-payment of interest and/or principal and

●	Downgrades in credit quality by a major rating agency.

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the fair value is below amortized cost. As of December 31, 2024, the discounted cash flow analysis resulted in an allowance for credit losses on eight securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

(in thousands)	2024	2023
Beginning balance	$306	$339
Increase to allowance from securities for which credit losses were not previously recorded	55	71
Reduction from securities sold during the period	(89)	(154)
Reductions from intent to sell securities	(47)	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	(28)	50
Ending balance	$197	$306

Net realized gains included less than $1 million of losses on fixed income securities for which the cost basis was written down to fair value due to a credit event, restructurings and losses on securities for which we no longer had the intent to hold until recovery. In 2023, $2 million in such losses were recognized. We believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

As of December 31, 2024, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,333 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $225 million in associated unrealized losses represents 7 percent of the fixed income portfolio’s cost basis and 5 percent of total invested assets. Isolated to these securities, unrealized losses at the end of 2024 increased compared to the previous year due to interest rates, beyond two years to maturity, rising over the course of the year. Of the total 1,333 securities, 1,009 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of December 31, 2024 and 2023. We believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	December 31, 2024			December 31, 2023
		12 Mos.			12 Mos.
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. government
Fair value	$303,226	$157,418	$460,644	$37,718	$204,556	$242,274
Amortized cost	309,836	161,090	470,926	37,950	210,182	248,132
Unrealized loss	$(6,610)	$(3,672)	$(10,282)	$(232)	$(5,626)	$(5,858)
U.S. agency
Fair value	$24,024	$18,330	$42,354	$8,736	$29,632	$38,368
Amortized cost	24,910	19,288	44,198	8,790	31,167	39,957
Unrealized loss	$(886)	$(958)	$(1,844)	$(54)	$(1,535)	$(1,589)
Non-U.S. government & agency
Fair value	$4,075	$3,796	$7,871	$—	$3,882	$3,882
Amortized cost	4,158	4,801	8,959	—	4,800	4,800
Unrealized loss	$(83)	$(1,005)	$(1,088)	$—	$(918)	$(918)
Agency MBS
Fair value	$108,772	$233,625	$342,397	$61,196	$275,707	$336,903
Amortized cost	111,674	273,972	385,646	61,714	313,091	374,805
Unrealized loss	$(2,902)	$(40,347)	$(43,249)	$(518)	$(37,384)	$(37,902)
ABS/CMBS/MBS*
Fair value	$43,027	$164,433	$207,460	$12,240	$211,436	$223,676
Amortized cost	43,395	186,990	230,385	12,367	239,193	251,560
Unrealized loss	$(368)	$(22,557)	$(22,925)	$(127)	$(27,757)	$(27,884)
Corporate
Fair value	$378,305	$700,574	$1,078,879	$67,402	$822,731	$890,133
Amortized cost	389,299	745,283	1,134,582	68,345	878,419	946,764
Unrealized loss	$(10,994)	$(44,709)	$(55,703)	$(943)	$(55,688)	$(56,631)
Municipal
Fair value	$48,514	$355,475	$403,989	$61,218	$391,361	$452,579
Amortized cost	49,491	444,018	493,509	61,697	474,496	536,193
Unrealized loss	$(977)	$(88,543)	$(89,520)	$(479)	$(83,135)	$(83,614)
Total fixed income
Fair value	$909,943	$1,633,651	$2,543,594	$248,510	$1,939,305	$2,187,815
Amortized cost	932,763	1,835,442	2,768,205	250,863	2,151,348	2,402,211
Unrealized loss	$(22,820)	$(201,791)	$(224,611)	$(2,353)	$(212,043)	$(214,396)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

OTHER INVESTED ASSETS

We had $58 million of other invested assets at December 31, 2024, compared to $59 million at the end of 2023. Other invested assets include investments in low-income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership stock in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC and HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investments’ net asset value.

Our LIHTC interests had a balance of $7 million at December 31, 2024, compared to $10 million at December 31, 2023. Our LIHTC interests recognized amortization of $3 million as a component of income tax expense in 2024, 2023 and 2022 and was included in the net earnings line item of the statement of cash flows. Additionally, our LIHTC recognized a total tax benefit of $3 million during 2024, 2023 and 2022. Our unfunded commitment for our LIHTC investments was less than $1 million at December 31, 2024 and will be paid out in installments through 2035.

Our HTC investment had a balance of $15 million at December 31, 2024, compared to $13 million at December 31, 2023. Through 2022, the investment was accounted for as an investment in unconsolidated investee. Due to the adoption of ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, the investment was reclassified as an other invested asset during 2023. A total tax benefit of $6 million was recognized from our HTC investment during 2024, compared to $6 million during 2023 and $5 million during 2022. Our HTC recognized $4 million of amortization as a component of income tax expense during 2024 and 2023 and was included in the net earnings line item of the statement of cash flows.

Our investments in private funds totaled $24 million at December 31, 2024 and $28 million at December 31, 2023. We had $4 million of associated unfunded commitments at December 31, 2024. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities and the timed dissolution of the partnerships would trigger redemption.

Restricted Assets

As of December 31, 2024, $53 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of the FHLBC stock provides. On November 12, 2024, RLI Insurance Company borrowed $50 million from the FHLBC, which was outstanding as of December 31, 2024.

As of December 31, 2024, fixed income securities with a carrying value of $93 million were on deposit with regulatory authorities as required by law.

3.	DEBT

As of December 31, 2024, outstanding debt balances totaled $100 million.

On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries an adjustable interest rate of 5.98 percent as of the end of 2024. The credit facility with PNC was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026.

On November 12, 2024, we repaid $50 million that was borrowed from the Federal Home Loan Bank of Chicago (FHLBC) in 2023 and paid interest monthly at an annualized rate of 5.44 percent. Additionally, on November 12, 2024 we borrowed $50 million from the FHLBC. The borrowing matures on November 12, 2025 and monthly interest is paid at an annualized rate of 4.44 percent.

Due to the lack of marketability and short tenor of our borrowings, the fair value of our debt approximates the carrying value. We paid $6 million of interest on our debt in 2024, compared to $9 million in 2023 and $8 million in 2022. The average rate on debt was 6.05 percent in 2024, 4.07 percent in 2023 and 3.89 percent in 2022. The weighted average interest rate on debt outstanding was 5.21 percent as of December 31, 2024.

4.	REINSURANCE

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

Through the purchase of reinsurance, we also limit our net loss on any individual risk to a maximum of $12 million, although retentions can vary.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2024	2023	2022
WRITTEN
Direct	$1,986,046	$1,783,862	$1,531,656
Reinsurance assumed	27,002	22,798	33,830
Reinsurance ceded	(407,527)	(378,913)	(323,950)
Net	$1,605,521	$1,427,747	$1,241,536

EARNED
Direct	$1,895,065	$1,671,044	$1,425,165
Reinsurance assumed	26,170	28,375	35,680
Reinsurance ceded	(394,829)	(405,113)	(316,409)
Net	$1,526,406	$1,294,306	$1,144,436

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$954,952	$840,255	$776,448
Reinsurance assumed	7,945	10,228	22,813
Reinsurance ceded	(223,644)	(246,070)	(284,885)
Net	$739,253	$604,413	$514,376

More than 93 percent of our reinsurance balances recoverable are due from companies with financial strength ratings of A or better by AM Best and S&P rating services. The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top reinsurers as of December 31, 2024. These reinsurers all have financial strength ratings of A or better by AM Best and S&P’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2024.

			Net Reinsurer		Ceded
	AM Best	S&P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2024	Total	Written	Total
Munich Re / HSB	A+, Superior	AA, Very Strong	$110,302	13.2%	$31,258	7.7%
Renaissance Re	A+, Superior	A+, Strong	82,385	9.9%	31,467	7.7%
Nationwide Mutual	A, Excellent	A+, Strong	62,278	7.5%	24,028	5.9%
Partner Re	A+, Superior	A+, Strong	60,818	7.3%	37,581	9.2%
Safety National	A++, Superior	A+, Strong	36,475	4.4%	6,303	1.6%
Everest Re	A+, Superior	A+, Strong	36,252	4.3%	29,454	7.2%
Odyssey America Re	A+, Superior	A+, Strong	33,730	4.0%	8,916	2.2%
Berkley Insurance Co.	A+, Superior	A+, Strong	32,754	3.9%	7,626	1.9%
General Re	A++, Superior	AA+, Very Strong	32,120	3.8%	14,809	3.6%
Aspen UK Ltd.	A, Excellent	A-, Strong	31,240	3.7%	9,116	2.2%
Toa Re	A, Excellent	A, Strong	30,800	3.7%	13,882	3.4%
All other reinsurers*			287,139	34.3%	193,087	47.4%
Total ceded exposure			$836,293	100.0%	$407,527	100.0%
*	All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

The allowances for uncollectible amounts on paid and unpaid recoverables were $17 million and $10 million, respectively, at December 31, 2024 and $16 million and $11 million, respectively, at December 31, 2023. Changes in the allowances during 2024 were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. Less than $1 million of write-offs were applied to the allowances in 2024 and less than $1 million was recovered.

5.	HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2024, 2023 and 2022:

(in thousands)	2024	2023	2022
Unpaid losses and LAE at beginning of year:
Gross	$2,446,025	$2,315,637	$2,043,555
Ceded	(757,349)	(740,089)	(608,086)
Net	$1,688,676	$1,575,548	$1,435,469

Increase (decrease) in incurred losses and LAE:
Current accident year	$834,562	$712,960	$636,955
Prior accident years	(95,309)	(108,547)	(122,579)
Total incurred	$739,253	$604,413	$514,376

Loss and LAE payments for claims incurred:
Current accident year	$(121,314)	$(165,364)	$(97,525)
Prior accident year	(368,570)	(325,921)	(276,772)
Total paid	$(489,884)	$(491,285)	$(374,297)

Net unpaid losses and LAE at end of year	$1,938,045	$1,688,676	$1,575,548

Unpaid losses and LAE at end of year:
Gross	$2,693,470	$2,446,025	$2,315,637
Ceded	(755,425)	(757,349)	(740,089)
Net	$1,938,045	$1,688,676	$1,575,548

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

The following is information about incurred and paid loss development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and average historical claims duration as of December 31, 2024. The loss information has been disaggregated so that only losses that are expected to develop in a similar manner are grouped together. This has resulted in the presentation of loss information for our property and surety segments at the segment level, while information for our casualty segment has been separated in four groupings: primary occurrence, excess occurrence, claims made and transportation. Primary occurrence includes select lines within the professional services product along with general liability, small commercial and other casualty products. Excess occurrence encompasses commercial excess and personal umbrella, while claims made includes select lines within the professional services product, executive products and other casualty. Reported claim counts represent claim events on a specified policy rather than individual claimants and includes claims that did not or are not expected to result in an incurred loss. The information about incurred and paid claims development for the years ended December 31, 2015 to 2023 is presented as unaudited required supplementary information.

Casualty - Primary Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	Total IBNR	Claims
2015	$94,835	$84,975	$83,579	$78,675	$76,398	$75,470	$75,438	$77,110	$75,958	$75,821	$2,433	4,425
2016		101,950	96,753	90,611	85,449	83,374	79,440	77,729	78,358	77,669	4,246	4,356
2017			119,741	111,391	102,583	95,513	90,759	90,344	90,744	91,238	5,299	4,572
2018				141,513	130,281	125,731	115,076	114,414	115,793	118,084	10,810	4,923
2019					146,011	135,209	120,570	109,051	111,156	112,638	16,585	5,369
2020						145,171	137,439	122,785	117,962	114,336	27,988	4,749
2021							142,797	128,483	125,672	123,363	39,997	4,683
2022								155,203	144,861	143,518	65,353	4,751
2023									152,443	147,366	89,241	4,483
2024										160,008	123,161	3,561
									Total	$1,164,041

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$10,157	$19,902	$33,020	$45,056	$54,270	$58,866	$62,997	$68,650	$69,635	$72,138
2016		10,142	24,186	35,764	48,042	56,152	60,349	65,517	69,968	71,519
2017			13,154	25,933	38,783	52,823	62,236	71,419	76,283	79,374
2018				15,066	32,365	48,424	63,980	78,103	93,504	101,748
2019					15,698	30,673	41,911	57,750	74,380	87,092
2020						17,096	30,596	45,267	60,764	76,345
2021							14,428	29,633	43,951	65,454
2022								17,714	38,712	56,998
2023									17,707	35,634
2024										16,950
	* Presented as unaudited required supplementary information.								Total	$663,252
					All outstanding liabilities before 2015, net of reinsurance					10,970
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$511,759

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	12.9%	13.8%	13.4%	15.0%	12.2%	9.2%	6.1%	5.5%	1.6%	3.3%

Casualty - Excess Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	Total IBNR	Claims
2015	$53,672	$50,857	$47,392	$42,840	$43,328	$42,446	$41,690	$41,471	$40,580	$41,268	$1,684	709
2016		56,341	49,385	37,676	33,125	30,251	29,671	29,940	27,733	27,015	1,939	659
2017			62,863	55,868	48,363	44,737	43,249	41,620	39,600	37,828	4,173	661
2018				69,362	62,646	54,626	51,023	49,861	47,949	45,580	12,439	635
2019					88,078	89,691	79,083	80,147	77,185	70,850	21,981	711
2020						107,579	98,409	90,274	81,284	75,351	38,495	667
2021							136,433	136,354	125,028	120,830	51,922	904
2022								153,895	156,822	157,626	77,373	1,057
2023									178,887	176,607	98,709	1,067
2024										225,747	136,830	582
									Total	$978,702

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$2,048	$10,127	$19,571	$23,184	$28,756	$31,352	$32,752	$35,958	$36,559	$39,194
2016		1,068	3,396	7,441	10,054	12,703	14,400	17,807	20,603	21,176
2017			17	5,679	9,275	15,441	18,470	22,835	25,328	27,840
2018				2,506	5,823	10,801	17,294	22,016	23,958	28,272
2019					4,213	19,044	25,389	33,375	38,291	41,794
2020						2,901	13,856	20,988	24,657	31,299
2021							5,317	23,841	38,977	59,901
2022								7,479	28,764	57,202
2023									7,091	31,867
2024										6,048
	* Presented as unaudited required supplementary information.								Total	$344,593
					All outstanding liabilities before 2015, net of reinsurance					22,873
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$656,982

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	4.0%	14.3%	13.4%	11.8%	9.6%	6.7%	8.0%	8.3%	1.8%	6.4%

Casualty - Claims Made
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	Total IBNR	Claims
2015	$55,006	$47,831	$42,206	$39,906	$39,653	$39,619	$38,609	$37,578	$37,332	$37,674	$617	1,338
2016		59,992	67,760	69,493	67,728	64,730	65,078	61,876	61,881	60,639	1,407	1,507
2017			60,572	62,450	62,714	57,450	59,907	61,546	60,340	60,057	2,321	1,648
2018				66,128	62,416	56,468	48,457	47,692	43,912	45,331	3,971	1,400
2019					62,918	61,712	52,224	46,500	43,969	42,236	7,144	1,516
2020						60,278	56,785	46,853	40,878	41,658	11,640	1,297
2021							51,219	45,854	38,946	35,485	13,192	1,229
2022								58,289	55,316	46,276	21,839	1,156
2023									54,679	47,848	29,547	1,195
2024										58,153	38,622	1,149
									Total	$475,357

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$2,215	$10,738	$16,774	$20,920	$28,795	$32,241	$33,529	$34,671	$35,408	$35,779
2016		2,060	14,558	27,465	39,370	47,999	52,846	53,737	56,342	57,976
2017			2,455	11,350	22,728	36,522	42,918	47,087	50,623	55,321
2018				1,964	11,965	18,840	24,918	27,351	31,002	38,188
2019					1,839	8,123	14,117	19,930	27,133	32,622
2020						1,488	5,687	10,412	16,537	26,511
2021							999	5,615	8,661	11,856
2022								2,088	8,836	14,672
2023									1,421	5,336
2024										1,524
	* Presented as unaudited required supplementary information.								Total	$279,785
					All outstanding liabilities before 2015, net of reinsurance					4,407
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$199,979

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	3.9%	15.6%	14.8%	14.9%	15.4%	9.0%	6.7%	5.0%	2.3%	1.0%

Casualty - Transportation
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	Total IBNR	Claims
2015	$38,561	$46,258	$47,021	$46,395	$45,162	$45,525	$45,807	$46,685	$47,466	$47,998	$429	3,188
2016		50,430	53,519	54,105	52,277	52,818	53,915	55,718	56,515	56,736	724	3,945
2017			55,640	53,641	45,017	43,764	45,351	46,742	47,619	47,228	786	3,640
2018				57,597	54,592	38,719	36,468	35,442	35,776	36,212	887	3,405
2019					58,297	56,129	43,976	41,925	44,236	47,296	2,035	3,319
2020						43,573	35,524	27,665	28,856	29,532	3,209	1,648
2021							51,322	51,581	47,913	54,599	6,396	2,324
2022								60,862	53,680	55,851	11,881	2,725
2023									66,863	60,930	14,259	2,634
2024										86,321	23,003	2,678
									Total	$522,703

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$6,984	$20,709	$29,554	$37,222	$39,339	$41,345	$42,626	$45,002	$46,159	$47,452
2016		8,923	18,354	30,354	38,001	43,564	47,488	52,555	54,245	55,250
2017			7,979	17,070	24,090	30,260	36,141	41,064	43,891	45,061
2018				6,980	12,827	19,216	24,503	28,844	30,916	33,296
2019					7,148	15,852	21,120	26,422	35,546	42,409
2020						3,986	7,876	12,035	20,749	23,077
2021							5,341	15,345	25,886	37,702
2022								6,442	18,296	27,146
2023									7,407	18,350
2024										9,431
	* Presented as unaudited required supplementary information.								Total	$339,174
					All outstanding liabilities before 2015, net of reinsurance					1,494
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$185,023

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	13.9%	18.9%	16.6%	17.1%	11.0%	8.4%	6.0%	3.5%	2.1%	2.7%

Property
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	Total IBNR	Claims
2015	$59,863	$56,103	$53,958	$52,720	$53,111	$52,781	$52,878	$53,359	$54,065	$54,122	$6	4,077
2016		62,900	55,594	55,384	55,930	55,424	55,383	55,536	55,385	55,316	14	3,379
2017			90,803	83,273	84,961	82,671	82,319	81,912	81,677	81,194	39	2,893
2018				89,091	83,457	79,961	80,470	79,093	79,234	78,482	184	2,339
2019					71,232	65,189	61,116	59,901	61,185	60,549	293	2,458
2020						118,247	110,466	108,546	108,363	110,562	7,466	2,865
2021							135,447	116,424	115,587	114,178	4,587	3,116
2022								138,756	119,877	115,228	11,876	2,972
2023									184,252	159,846	20,501	3,250
2024										221,358	90,728	2,750
									Total	$1,050,835

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$32,184	$49,348	$50,197	$51,290	$52,078	$52,342	$52,400	$53,208	$53,369	$54,116
2016		33,134	46,921	51,371	53,006	54,328	54,747	55,215	55,247	55,263
2017			41,314	66,818	74,415	78,360	80,581	80,958	80,965	81,132
2018				37,048	68,264	72,357	75,253	76,378	77,696	78,198
2019					30,703	51,740	55,092	57,038	59,015	59,808
2020						43,192	79,660	88,401	96,350	99,809
2021							57,272	89,174	99,671	103,826
2022								44,667	84,235	95,542
2023									111,137	130,919
2024										64,846
	* Presented as unaudited required supplementary information.								Total	$823,459
					All outstanding liabilities before 2015, net of reinsurance					854
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$228,230

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	49.5%	30.0%	7.1%	3.9%	2.4%	0.9%	0.4%	0.6%	0.2%	1.4%

Surety
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	Total IBNR	Claims
2015	$16,958	$12,957	$11,113	$10,456	$9,792	$9,521	$9,275	$8,580	$8,586	$8,275	$9	1,260
2016		18,928	11,062	9,351	8,895	8,391	7,948	8,134	7,963	8,206	17	1,401
2017			16,127	8,641	8,798	8,116	8,034	7,769	7,644	7,696	40	1,931
2018				16,765	7,227	4,564	3,947	3,996	3,760	3,894	53	1,362
2019					14,785	7,205	5,053	4,062	3,453	2,866	156	1,213
2020						19,241	14,840	12,378	11,516	9,935	1,255	987
2021							18,540	11,724	12,127	16,521	9,208	962
2022								20,185	11,490	10,686	2,565	1,080
2023									21,242	9,024	6,886	869
2024										23,284	22,503	572
									Total	$100,387

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$3,192	$6,719	$7,695	$9,436	$9,183	$9,186	$9,168	$8,462	$8,575	$8,299
2016		3,087	5,817	6,299	7,640	8,086	7,673	7,946	7,795	7,918
2017			979	2,862	7,062	7,221	7,362	7,372	7,342	7,500
2018				1,835	2,588	2,368	2,536	3,020	2,079	3,220
2019					336	2,433	2,765	3,039	3,093	3,236
2020						835	2,719	3,828	3,907	7,896
2021							1,197	3,229	3,075	4,264
2022								(241)	4,161	5,737
2023									841	1,883
2024										412
	* Presented as unaudited required supplementary information.								Total	$50,365
					All outstanding liabilities before 2015, net of reinsurance					(83)
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$49,939

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	17.2%	30.8%	12.9%	8.8%	9.8%	(4.8)%	8.0%	(2.8)%	1.4%	(3.3)%

The following is a reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and settlement expenses in the consolidated balance sheet:

(in thousands)	December 31, 2024	December 31, 2023
Net outstanding liabilities:
Casualty - Primary Occurrence	$511,759	$482,569
Casualty - Excess Occurrence	656,982	556,978
Casualty - Claims Made	199,979	207,564
Casualty - Transportation	185,023	148,226
Property	228,230	142,876
Surety	49,939	46,813
Unallocated loss adjustment expenses	73,613	66,111
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	9,580	10,608
Other	22,940	26,931
Liabilities for unpaid loss and settlement expenses, net of reinsurance	$1,938,045	$1,688,676

Reinsurance balances recoverable on unpaid claims:
Casualty - Primary Occurrence	$47,773	$53,177
Casualty - Excess Occurrence	164,721	149,502
Casualty - Claims Made	283,560	292,803
Casualty - Transportation	76,089	68,126
Property	102,120	152,714
Surety	90,610	51,526
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	(9,580)	(10,608)
Other	132	109
Total reinsurance balances recoverable on unpaid losses and settlement expenses	$755,425	$757,349

Total gross liability for unpaid loss and settlement expenses	$2,693,470	$2,446,025

DETERMINATION OF IBNR

Initial carried IBNR reserves are determined through a reserve estimation process. For most casualty and surety products, this process involves the use of an initial loss and allocated loss adjustment expense (ALAE) ratio that is applied to the earned premium for a given period. Payments and case reserves are subtracted from this initial estimate of ultimate loss and ALAE to determine a carried IBNR reserve. For most property products, the IBNR reserves are determined by IBNR percentages applied to premium earned. The percentages are determined based on historical reporting patterns and are updated periodically. No deductions for paid or case reserves are made. Shortly after natural or man-made catastrophes, we review insured locations exposed to the event and estimate losses based on our exposures. We also consider our knowledge of frequency and severity from early claim reports to determine an appropriate reserve for the catastrophe. Adjustments to the initial loss ratio by product and segment are made where necessary and reflect updated assumptions regarding loss experience, loss trends, price changes and prevailing risk factors.

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

DEVELOPMENT OF IBNR RESERVES

The following table summarizes our prior accident years’ loss reserve development by segment for 2024, 2023 and 2022:

(in thousands)	2024	2023	2022
Casualty	$(52,878)	$(78,498)	$(87,225)
Property	(33,143)	(21,196)	(24,927)
Surety	(9,288)	(8,853)	(10,427)
Total	$(95,309)	$(108,547)	$(122,579)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2024. We experienced favorable emergence relative to prior years’ loss reserve estimates in all of our segments during 2024. Development from the casualty segment totaled $53 million. The majority of our favorable development was experienced across accident years 2019 through 2023. We continued to experience emergence that was generally better than previously estimated. We attribute the favorable emergence to loss trends in select lines outperforming our long-term expectations, our underwriters’ ability to select risk and an increasing rate environment. Within the primary occurrence grouping, the general liability product contributed $13 million to our favorable development, while small commercial developed adversely by $9 million. Within the excess occurrence grouping, commercial excess was favorable by $18 million and personal umbrella developed favorably by $3 million. Within the claims made grouping, professional services coverages developed favorably by $10 million and executive products developed favorably by $11 million. Transportation had $8 million of adverse development.

Our marine product was the predominant driver of the favorable development in the property segment, accounting for $18 million of the $33 million total favorable development for the segment. Accident years 2021 through 2023 made the largest contribution. Commercial property was favorable by $10 million.

The surety segment experienced $9 million of favorable development. The majority of the favorable development came from the 2020, 2022 and 2023 accident years. Commercial and contract surety were the main contributors with favorable development of $5 million and $5 million, respectively.

2023. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2023. The casualty segment contributed $78 million in favorable development. Accident years 2015 through 2022 contributed significantly to the favorable development. This was predominantly driven by favorable frequency and severity trends that were better than our long-term expectations. In addition, we believe this was the result of our underwriters’ ability to select risk, as well as the favorable rate environment within many of our casualty sublines. Nearly all of our casualty products contributed to the favorable development. Within the primary occurrence grouping, the general liability product contributed $13 million to our favorable development. Within the excess occurrence grouping, commercial excess developed favorably by $15 million and our personal umbrella product developed favorably by $11 million. Within the claims made grouping, professional services coverages developed favorably by $10 million and executive products developed favorably by $12 million. Transportation contributed $4 million for the year.

Marine contributed $4 million of the $21 million total favorable property development, primarily in accident years 2020 through 2022. Commercial property was favorable by $11 million.

The surety segment experienced favorable development of $9 million. The majority of the favorable development was from accident year 2022. Commercial and contract surety products were the main contributors, with favorable development of $6 million and $3 million, respectively.

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

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2024, 2023 and 2022:

(in thousands)	2024	2023	2022
Loss and LAE Payments (Cumulative):
Gross	$149,130	$144,882	$142,377
Ceded	(70,773)	(70,130)	(69,696)
Net	$78,357	$74,752	$72,681

Unpaid Losses and LAE at End of Year:
Gross	$22,658	$25,180	$26,871
Ceded	(5,899)	(5,490)	(5,786)
Net	$16,759	$19,690	$21,085

Our environmental, asbestos and mass tort exposure is limited, relative to other insurers, as a result of entering the affected liability lines after the insurance industry had already recognized environmental and asbestos exposure as a problem and adopted appropriate coverage exclusions. The majority of our reserves are associated with products that went into runoff at least three decades ago.

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

6.	INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized below.

(in thousands)	2024	2023
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$29,524	$25,491
Unearned premium offset	36,086	32,763
Deferred compensation	4,630	4,170
Share-based compensation expense	3,685	3,556
Capitalized research and development costs	6,350	4,970
Lease liability	3,288	3,113
Other	3,864	2,949
Deferred tax assets before allowance	$87,427	$77,012
Less valuation allowance	—	—
Total deferred tax assets	$87,427	$77,012

Deferred tax liabilities:
Net unrealized appreciation of securities	$25,898	$10,981
Deferred policy acquisition costs	34,905	30,779
Lease asset	2,943	2,870
Discounting of unpaid losses and settlement expenses - Tax Cuts and Jobs Act (TCJA) implementation offset	636	1,272
Fixed assets	2,908	2,745
Intangible assets	1,561	1,552
Undistributed earnings of unconsolidated investees	10,265	10,351
Other	518	590
Total deferred tax liabilities	$79,634	$61,140
Net deferred tax asset	$7,793	$15,872

Income tax expense (benefit) attributable to income from operations for the years ended December 31, 2024, 2023 and 2022, differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2024		2023		2022
Provision for income taxes at the statutory federal tax rates	$89,786	21.0%	$79,226	21.0%	$151,342	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(5,580)	(1.3)%	(3,774)	(1.0)%	(4,491)	(0.6)%
Tax-exempt interest income	(905)	(0.2)%	(1,092)	(0.3)%	(1,143)	(0.2)%
Dividends received deduction	(1,326)	(0.3)%	(938)	(0.2)%	(912)	(0.1)%
Tax credit	(3,539)	(0.8)%	(3,644)	(1.0)%	(6,204)	(0.9)%
ESOP dividends paid deduction	(2,545)	(0.6)%	(1,591)	(0.4)%	(4,171)	(0.6)%
Nondeductible expenses	3,726	0.9%	3,351	0.9%	1,263	0.2%
Other items, net	2,155	0.4%	1,116	0.3%	1,583	0.2%
Total	$81,772	19.1%	$72,654	19.3%	$137,267	19.0%

Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was slightly lower in 2024 due to higher levels of tax-favored adjustments.

Our net earnings include equity in earnings of unconsolidated investees. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. We received a $3 million dividend from Prime in 2024 and recognized less than $1 million of tax benefit from applying the lower tax rate applicable to affiliated dividends paid to insurance companies (10.8 percent), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. No dividends were declared from Prime in 2023 or 2022, therefore having no impact to their respective effective tax rates.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2024, 2023 and 2022 resulted in tax benefits of $3 million, $2 million and $4 million, respectively. These tax benefits reduced the effective tax rate for 2024, 2023 and 2022 by 0.6 percent, 0.4 percent and 0.6 percent, respectively.

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the projected results of future operations, which we believe will generate sufficient taxable income to realize the deferred tax asset. In addition, we believe when these deferred items reverse in future years, our taxable income will be taxed at an effective rate of 21 percent.

Federal and state income taxes paid in 2024, 2023 and 2022 amounted to $68 million, $50 million and $190 million, respectively. The larger amount paid in 2022 was the result of taxes paid on the sale of our investment in Maui Jim. See note 12 to the consolidated financial statements for more information on the sale.

Although we are not currently under audit by the IRS, tax years 2021 through 2024 remain open and are subject to examination.

7.	EMPLOYEE BENEFITS

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are approved annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $25 million, $23 million and $18 million for 2024, 2023 and 2022, respectively.

During 2024, the ESOP purchased 149,696 shares of RLI Corp. stock on the open market at an average price of $73.62 ($11 million) relating to the contribution for plan year 2023. Shares held by the ESOP as of December 31, 2024, totaled 4,749,542 and are treated as outstanding in computing our earnings per share. During 2023, the ESOP purchased 131,546 shares of RLI Corp. stock on the open market at an average price of $68.21 ($9 million) relating to the contribution for plan year 2022. During 2022, the ESOP purchased 174,734 shares of RLI Corp. stock on the open market at an average price of $51.51 ($9 million) relating to the contribution for plan year 2021. The above-mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual awards are provided to executives, managers and associates through our incentive plans, provided certain strategic and financial goals are met. Annual expenses for these incentive plans totaled $44 million, $38 million and $24 million for 2024, 2023 and 2022, respectively. Incentive-based compensation received by current or former executive officers is subject to clawback in the event of an accounting restatement.

DEFERRED COMPENSATION

We maintain rabbi trusts for deferred compensation plans for directors, key employees and executive officers through which contributions can be invested in RLI Corp. stock or mutual funds. The employer stock in the plan cannot be diversified and is accounted for as equity, in a manner consistent with the accounting for treasury stock. At December 31, 2024, the trusts’ assets were valued at $69 million.

STOCK PLANS

Our RLI Corp. Long-Term Incentive Plan (2015 LTIP) was in place from 2015 to 2023. The 2015 LTIP provided for equity-based compensation, including stock options and restricted stock units, up to a maximum of 8,000,000 shares of common stock

(subject to adjustment for changes in our capitalization and other events). Between 2015 and 2023, we granted 6,582,776 stock options under the 2015 LTIP. The 2015 LTIP was replaced in 2023.

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023 LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards were no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 8,009,782 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 813,182 awards under the 2023 LTIP.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $8 million, $9 million and $9 million for 2024, 2023 and 2022, respectively. The total income tax benefit was $1 million for 2024, 2023 and 2022. Total unrecognized compensation expense relating to outstanding and unvested awards was $7 million, which will be recognized over the weighted average vesting period of 2.60 years.

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

The following table summarizes option activity in 2024:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding as of January 1, 2024	3,283,420	$46.31
Granted	379,344	72.30
Exercised	(807,026)	35.45
Forfeited or expired	(17,800)	56.64
Outstanding as of December 31, 2024	2,837,938	$52.80	4.51	$84,046
Exercisable at December 31, 2024	1,522,274	$45.49	3.32	$57,319

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $35 million, $19 million and $22 million during 2024, 2023 and 2022, respectively.

The fair values of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted-average fair values as of December 31:

	2024		2023		2022
Weighted-average fair value of grants	$15.81		$13.62		$10.71
Risk-free interest rates	4.83%		3.59%		2.95%
Dividend yield	2.30%		2.28%		2.50%
Expected volatility	23.09%		22.97%		22.89%
Expected option life	5.02	years	4.96	years	5.05	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or more. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $2 million, $3 million and $2 million during 2024, 2023 and 2022, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2024	90,187	$62.58
Granted	42,762	72.11
Reinvested	3,004	81.53
Vested	(34,396)	61.48
Forfeited	(2,462)	67.18
Nonvested at December 31, 2024	99,095	$66.89

8.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

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

The NAIC has risk-based capital (RBC) requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2024, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $296 million, $273 million and $250 million as of December 31, 2024, 2023 and 2022, respectively, compared to actual statutory capital and surplus of $1.8 billion, $1.5 billion and $1.4 billion, respectively, for these same periods.

Year-end statutory surplus for 2024 presented in the table below includes $352 million of RLI Corp. stock (cost basis of $65 million) held by Mt. Hawley Insurance Company, compared to $294 million and $327 million in 2023 and 2022, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ended and as of December 31:

(in thousands)	2024	2023	2022
Consolidated net income, statutory basis	$295,917	$231,321	$229,111
Consolidated surplus, statutory basis	$1,787,312	$1,520,135	$1,407,925

As discussed in note 1.A., our three insurance companies are subsidiaries of RLI Corp., with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI

Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from RLI Ins. are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2024, our holding company had $1.5 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $39 million in liquid assets, which approximates two-thirds of our normal annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. In 2024, 2023 and 2022, RLI Ins. paid ordinary dividends totaling $152 million, $145 million and $13 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. No extraordinary dividends were paid in 2024, 2023 or 2022. Although RLI Ins. was restricted from distributing ordinary dividends to RLI Corp. as of December 31, 2024, the rolling 12-month limitations reset as of January 1st. A total of $241 million in ordinary dividend capacity will be available over the course of 2025. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

As of December 31, 2024, we had $8 million of unfunded commitments related to our investments in private funds and tax credits. See note 2 to the consolidated financial statements for more information on our investments in private funds and low-income housing tax credits.

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

10.	LEASES

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

The components of lease expense and other lease information as of and during the years ended December 31, 2024, 2023 and 2022 were as follows:

(in thousands)	2024	2023	2022
Operating lease cost	$4,631	$4,935	$4,957
Variable lease cost	1,103	1,469	1,423
Sublease income	(170)	(469)	(555)
Total lease cost	$5,564	$5,935	$5,825

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$4,083	$5,407	$5,435

ROU assets obtained in exchange for new operating lease liabilities	$4,392	$5,805	$2,694

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$300	$2

Other non-cash reductions to ROU assets	$—	$—	$73

(in thousands)	2024		2023
Operating lease ROU assets	$14,016		$13,666
Operating lease liabilities	$15,711		$14,880
Weighted-average remaining lease term - operating leases	6.01	years	6.08	years
Weighted-average discount rate - operating leases	3.63%		3.21%

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

(in thousands)	2024
2025	$4,373
2026	3,713
2027	2,288
2028	1,617
2029	1,443
Thereafter	4,489
Total future minimum lease payments	$17,923
Less imputed interest	(2,212)
Total operating lease liability	$15,711

11.	OPERATING SEGMENT INFORMATION

The Company’s insurance operations are managed and reported in three operating segments: property, casualty and surety. The casualty portion of our business consists largely of commercial excess, personal umbrella, general liability, transportation and management liability coverages, as well as package business and other specialty coverages, such as professional liability and workers’ compensation for office-based professionals. We also assume a limited amount of risks through quota share and excess of loss reinsurance agreements. The casualty business is subject to a higher level of risk when estimating losses and related loss reserves because the ultimate settlement of a casualty claim may take several years to fully develop.

Our property segment is comprised primarily of commercial fire, hurricane, earthquake, difference in conditions and marine coverages. We also offer homeowners’ coverages in Hawaii. Property insurance results are subject to the variability introduced by perils such as earthquakes, fires, hurricanes and other storms. Our major catastrophe exposure is to losses caused by windstorms, affecting commercial properties in coastal regions of the United States, and earthquakes, primarily on the West Coast. We limit our net aggregate exposure to a catastrophic event by managing the total policy limits written in a particular region, purchasing reinsurance and maintaining policy terms and conditions throughout all insurance cycles. We also use computer-assisted modeling techniques to provide estimates that help the Company carefully manage the concentration of risks exposed to catastrophic events.

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

The Company’s chief operating decision maker (CODM) is the chief executive officer. The Company’s CODM assesses the segments’ performance by using earnings before income taxes (underwriting income) and the combined ratio. Underwriting income and combined ratio are analyzed at the segment level and influence how resources are allocated. Decisions are made based on what is likely to provide the best long-term return to the Company.

The accounting policies of the reporting segments are the same as those described in note 1 to the consolidated financial statements. Expense allocations are based on assumptions primarily related to direct costs, net premiums earned, as well as the level of support required for the products within each segment. Amortization of deferred acquisition costs represents the recognition of commission and premium taxes over the life of insurance polices, in proportion to premium revenue recognized. The other policy acquisition costs line item includes other expenses associated with underwriting, but that cannot be specifically associated with the successful acquisition of a policy, including, but not limited to, employment costs for underwriters and underwriting support as well as costs for policy acquisition systems. Insurance operating expenses reflect allocated costs from various support departments, such as corporate technology, accounting, human resources and facilities, among others.

Net investment income consists of the interest and dividend income streams from our investments in fixed income and equity securities. Interest expense represents the cost of debt and lines of credit. General corporate expenses include director and shareholder relation costs and other compensation-related expenses incurred for the benefit of the corporation, but not attributable to the operations of our insurance segments. Investee earnings primarily represents our 23 percent share in earnings of Prime Holdings Insurance Services, Inc., a privately held insurance company which specializes in hard-to-place risks. Assets, and the revenues and expenses associated with investing and financing activities, are not managed at the segment level and therefore are not allocated to segments.

All segment revenues are from external customers and all long-lived assets are held domestically. We have no material foreign operations or customer concentrations and have no intersegment revenues.

The following tables presents our operating results by segment, as evaluated by the CODM.

Year ended December 31, 2024

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$852,837	$531,384	$142,185	$1,526,406
Net investment income	-	-	-	142,278
Net realized gains	-	-	-	19,966
Net unrealized gains (losses) on equity securities	-	-	-	81,734
Consolidated revenue	$852,837	$531,384	$142,185	$1,770,384

Less: Expenses
Losses and settlement expenses	$524,490	$198,806	$15,957
Amortization of deferred acquisition costs	161,532	108,235	48,254
Other policy acquisition costs	83,987	22,936	39,096
Insurance operating expenses	65,040	33,871	13,549
Segment earnings before income taxes	$17,788	$167,536	$25,329	$210,653

Reconciliation of earnings before income taxes
Segment earnings before income taxes				$210,653
Net investment income				142,278
Net realized gains				19,966
Net unrealized gains (losses) on equity securities				81,734
Interest expense on debt				(6,331)
General corporate expenses				(15,880)
Equity in earnings of unconsolidated investees				(4,869)
Earnings before income taxes				$427,551

Depreciation and amortization expense	$5,705	$1,924	$991

Year ended December 31, 2023

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$758,346	$401,530	$134,430	$1,294,306
Net investment income	-	-	-	120,383
Net realized gains	-	-	-	32,518
Net unrealized gains (losses) on equity securities	-	-	-	64,787
Consolidated revenue	$758,346	$401,530	$134,430	$1,511,994

Less: Expenses
Losses and settlement expenses	$418,032	$172,062	$14,319
Amortization of deferred acquisition costs	138,968	94,173	42,754
Other policy acquisition costs	82,621	22,171	37,638
Insurance operating expenses	59,246	26,808	12,329
Segment earnings before income taxes	$59,479	$86,316	$27,390	$173,185

Reconciliation of earnings before income taxes
Segment earnings before income taxes				$173,185
Net investment income				120,383
Net realized gains				32,518
Net unrealized gains (losses) on equity securities				64,787
Interest expense on debt				(7,301)
General corporate expenses				(15,917)
Equity in earnings of unconsolidated investees				9,610
Earnings before income taxes				377,265

Depreciation and amortization expense	$5,991	$1,807	$1,648

Year ended December 31, 2022

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$711,832	$307,886	$124,718	$1,144,436
Net investment income	-	-	-	86,078
Net realized gains	-	-	-	588,515
Net unrealized gains (losses) on equity securities	-	-	-	(121,037)
Consolidated revenue	$711,832	$307,886	$124,718	$1,697,992

Less Expenses
Losses and settlement expenses	$381,436	$120,745	$12,195
Amortization of deferred acquisition costs	126,048	67,450	38,907
Other policy acquisition costs	78,349	27,753	31,125
Insurance operating expenses	52,210	19,416	10,586
Segment earnings before income taxes	$73,789	$72,522	$31,905	$178,216

Reconciliation of earnings before income taxes
Segment earnings before income taxes				$178,216
Net investment income				86,078
Net realized gains				588,515
Net unrealized gains (losses) on equity securities				(121,037)
Interest expense on debt				(8,047)
General corporate expenses				(12,900)
Equity in earnings of unconsolidated investees				9,853
Earnings before income taxes				720,678

Depreciation and amortization expense	$4,961	$1,653	$1,705

The following table further summarizes revenues by major product type within each segment:

NET PREMIUMS EARNED

	Year ended December 31,
(in thousands)	2024	2023	2022
CASUALTY
Commercial excess and personal umbrella	$354,847	$286,178	$253,921
Commercial transportation	120,650	103,719	96,992
General liability	104,423	103,066	100,374
Professional services	103,794	99,596	95,187
Small commercial	78,308	72,920	67,673
Executive products	23,555	24,687	26,606
Other casualty	67,260	68,180	71,079
Total	$852,837	$758,346	$711,832

PROPERTY
Commercial property	$345,554	$244,798	$163,078
Marine	145,706	129,428	113,208
Other property	40,124	27,304	31,600
Total	$531,384	$401,530	$307,886

SURETY
Transactional	$49,460	$47,983	$45,826
Commercial	48,533	49,707	47,652
Contract	44,192	36,740	31,240
Total	$142,185	$134,430	$124,718
Grand total	$1,526,406	$1,294,306	$1,144,436

12. ACQUISITONS AND DISPOSITIONS

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Unpaid losses and settlement expenses — Refer to Notes 1 and 5 to the financial statements

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2025

We have served as the Company's auditor since 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report on page 90 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Description of Document	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation			X

3.2	By-Laws	8-K	November 7, 2024

4.1	Description of Securities			X

10.1	RLI Corp. Nonqualified Agreement*	10-K	February 21, 2020

10.2	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	10-Q	July 26, 2023

10.3	RLI Corp. Executive Deferred Compensation Plan, as amended*	10-Q	July 26, 2023

10.4	RLI Corp. 2015 Long-Term Incentive Plan, as amended*	10-Q	July 24, 2020

10.5	RLI Corp. 2023 Long-Term Incentive Plan, as amended*	10-Q	July 26, 2023

10.6	RLI Corp. Annual Incentive Compensation Plan, as amended*	10-Q	July 24, 2020

10.7	Management Incentive Program Guideline*	10-K	February 24, 2023

10.8	RLI Underwriting Profit Program Guideline*	10-K	February 24, 2023

10.9	Market Value Potential (MVP), Executive Incentive Program Guideline*	10-K	February 24, 2023

10.10	RLI Corp. Director and Officer Indemnification Agreement	10-Q	October 24, 2018

10.11	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	8-K	September 26, 2014

10.12	Credit Agreement (PNC Bank, National Association)	8-K	March 30, 2023

19.1	Insider Trading Policy			X

21.1	Subsidiaries of the Registrant			X

23.1	Consent of Deloitte & Touche LLP			X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

97.1	RLI Corp. Policy on Recoupment of Incentive Compensation (Clawback Policy)	10-K	February 23, 2024

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Description of Document	Form	Filing Date	Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document			X

101.SCH	Inline XBRL Taxonomy Extension Schema			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X

101.DEF	Inline XBRL Taxonomy Definition Linkbase			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)			X

Item 15. (b)

The exhibits are listed in Item 15. (a)(3) above.

Item 15. (c)

The financial statement schedules are listed in Item 15. (a)(2) above.

Item 16. Form 10-K Summary

None.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2024

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale:
U.S. government	$525,608	$515,635	$515,635
U.S. agency	55,921	54,338	54,338
Non-U.S. government & agency	8,959	7,871	7,871
Agency MBS	438,545	396,223	396,223
ABS/CMBS/MBS*	430,973	410,248	410,248
Corporate	1,397,676	1,346,521	1,346,521
Municipal	533,477	444,960	444,960
Total available-for-sale	$3,391,159	$3,175,796	$3,175,796
Total fixed maturities	$3,391,159	$3,175,796	$3,175,796

Equity securities:
Common stock:
Ind Misc and all other	$125,827	$219,832	$219,832
ETFs (Ind/misc)	292,070	516,359	516,359
Total equity securities	$417,897	$736,191	$736,191
Cash and short-term investments	114,705	114,705	114,705
Other invested assets	55,408	57,939	57,939
Total investments and cash	$3,979,169	$4,084,631	$4,084,631
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2024	2023
ASSETS
Cash	$121	$1,048
Short-term investments, at cost which approximates fair value	1,400	76,926
Accounts receivable, affiliates	2,365	2,393
Investments in subsidiaries	1,525,833	1,312,323
Fixed income:
Available-for-sale, at fair value	37,372	67,029
(amortized cost of $47,655 and allowance for credit losses of $0 in 2024)
(amortized cost of $78,431 and allowance for credit losses of $0 in 2023)
Property and equipment, at cost, net of accumulated depreciation of $913 in 2024 and $1,375 in 2023	1,375	1,375
Income taxes receivable - current	349	—
Income taxes - deferred	3,104	3,101
Other assets	9,824	6,170
TOTAL ASSETS	$1,581,743	$1,470,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Income taxes payable - current	$—	$778
Short-term debt	50,000	50,000
Interest payable on debt	108	157
Other liabilities	9,668	5,916
TOTAL LIABILITIES	$59,776	$56,851

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 400,000,000)
(137,598,560 shares issued and 91,738,132 shares outstanding in 2024)
(137,140,522 shares issued and 91,280,094 shares outstanding in 2023)	$1,376	$1,371
Paid-in capital	367,645	361,660
Accumulated other comprehensive earnings	(173,723)	(166,303)
Retained earnings	1,719,668	1,609,785
Deferred compensation	13,498	13,539
Treasury stock, at cost (45,860,428 shares in 2024 and 2023)	(406,497)	(406,538)
TOTAL SHAREHOLDERS’ EQUITY	$1,521,967	$1,413,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,581,743	$1,470,365

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2024	2023	2022
Net investment income	$7,470	$10,351	$6,245
Net realized gains (losses)	(1,542)	14,134	570,888
Equity in earnings of unconsolidated investee	—	—	372
Selling, general and administrative expenses	(15,880)	(15,917)	(12,900)
Interest expense on debt	(3,617)	(6,543)	(7,622)
Earnings (loss) before income taxes	$(13,569)	$2,025	$556,983
Income tax expense (benefit)	(6,321)	(1,802)	108,699
Net earnings (loss) before equity in net earnings of subsidiaries	$(7,248)	$3,827	$448,284
Equity in net earnings of subsidiaries	353,027	300,784	135,127
Net earnings	$345,779	$304,611	$583,411
Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(334)	$1,754	$(12,188)
Less: reclassification adjustment for (gains) losses included in net earnings	1,218	—	115
Other comprehensive earnings (loss) - parent only	$884	$1,754	$(12,073)
Equity in other comprehensive earnings (loss) of subsidiaries/investees	(8,304)	61,019	(266,829)
Other comprehensive earnings (loss)	$(7,420)	$62,773	$(278,902)
Comprehensive earnings	$338,359	$367,384	$304,509

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2024	2023	2022
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$(7,248)	$3,827	$448,284
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized (gains) losses	1,542	(14,134)	(570,888)
Depreciation	—	35	64
Other items, net	6,553	1,350	1,403
Change in:
Affiliate balances receivable/payable	28	(821)	(724)
Federal income taxes	(1,364)	(1,409)	(19,484)
Changes in investment in unconsolidated investee:
Undistributed earnings	—	—	(372)
Net cash used in operating activities	$(489)	$(11,152)	$(141,717)

Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$—	$(89,501)	$(1,356,177)
Other	(3,993)	(1,832)	(1,420)
Sale of:
Fixed income, available-for-sale	26,921	—	1,373
Equity method investee	—	14,134	686,566
Other	1,024	54	221
Property and equipment	—	—	298
Call or maturity of:
Fixed income, available-for-sale	1,968	263,939	1,192,050
Net sale (purchase) of short-term investments	75,526	(74,696)	(2,229)
Cash dividends received-subsidiaries	152,000	145,000	13,000
Net cash provided by investing activities	$253,446	$257,098	$533,682

Cash flows from financing activities
Proceeds from stock option exercises	$(2,327)	$1,245	$(465)
Proceeds from issuance of debt	—	50,000	—
Repayment of debt	—	(150,000)	—
Cash dividends paid	(256,443)	(152,508)	(397,323)
Other	4,886	5,314	5,441
Net cash used in financing activities	$(253,884)	$(245,949)	$(392,347)

Net increase (decrease) in cash	$(927)	$(3)	$(382)
Cash at beginning of year	1,048	1,051	1,433
Cash at end of year	$121	$1,048	$1,051

Interest paid on outstanding debt amounted to $4 million, $8 million and $7 million for 2024, 2023 and 2022, respectively. See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2024, 2023 and 2022

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
	acquisition	and settlement	premiums,	premiums	expenses
(in thousands)	costs	expenses, gross	gross	earned	current year
Year ended December 31, 2024
Casualty segment	$88,616	$2,212,648	$564,772	$852,837	$577,368
Property segment	48,302	337,787	328,842	531,384	231,949
Surety segment	29,296	143,035	90,526	142,185	25,245
RLI Insurance Group	$166,214	$2,693,470	$984,140	$1,526,406	$834,562

Year ended December 31, 2023
Casualty segment	$73,334	$2,043,556	$491,479	$758,346	$496,530
Property segment	46,366	301,907	314,945	401,530	193,258
Surety segment	26,866	100,562	85,902	134,430	23,172
RLI Insurance Group	$146,566	$2,446,025	$892,326	$1,294,306	$712,960

Year ended December 31, 2022
Casualty segment	$66,285	$1,929,091	$466,178	$711,832	$468,661
Property segment	36,767	293,737	237,369	307,886	145,672
Surety segment	24,807	92,809	81,538	124,718	22,622
RLI Insurance Group	$127,859	$2,315,637	$785,085	$1,144,436	$636,955

NOTE 1: Investment income is not allocated to the segments, therefore, net investment income has not been provided.

See the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2024, 2023 and 2022

	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
(in thousands)	prior year	costs	expenses	written
Year ended December 31, 2024
Casualty segment	$(52,878)	$245,519	$65,040	$915,625
Property segment	(33,143)	131,171	33,871	542,997
Surety segment	(9,288)	87,350	13,549	146,899
RLI Insurance Group	$(95,309)	$464,040	$112,460	$1,605,521

Year ended December 31, 2023
Casualty segment	$(78,498)	$221,589	$59,246	$788,982
Property segment	(21,196)	116,344	26,808	500,057
Surety segment	(8,853)	80,392	12,329	138,708
RLI Insurance Group	$(108,547)	$418,325	$98,383	$1,427,747

Year ended December 31, 2022
Casualty segment	$(87,225)	$204,397	$52,210	$744,607
Property segment	(24,927)	95,203	19,416	364,644
Surety segment	(10,427)	70,032	10,586	132,285
RLI Insurance Group	$(122,579)	$369,632	$82,212	$1,241,536

See the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2024, 2023 and 2022

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
(in thousands)	amount	companies	companies	amount	to net
2024
Casualty segment	$1,009,937	$182,226	$25,126	$852,837	2.9%
Property segment	729,018	198,206	572	531,384	0.1%
Surety segment	156,110	14,397	472	142,185	0.3%
RLI Insurance Group premiums earned	$1,895,065	$394,829	$26,170	$1,526,406	1.7%

2023
Casualty segment	$909,081	$178,018	$27,283	$758,346	3.6%
Property segment	619,250	218,265	545	401,530	0.1%
Surety segment	142,713	8,830	547	134,430	0.4%
RLI Insurance Group premiums earned	$1,671,044	$405,113	$28,375	$1,294,306	2.2%

2022
Casualty segment	$863,530	$186,469	$34,771	$711,832	4.9%
Property segment	430,010	122,415	291	307,886	0.1%
Surety segment	131,625	7,525	618	124,718	0.5%
RLI Insurance Group premiums earned	$1,425,165	$316,409	$35,680	$1,144,436	3.1%

See the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2024, 2023 and 2022

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period
2024 Allowance for uncollectible reinsurance	$26,974	$(21)	$(177)	$26,776

2023 Allowance for uncollectible reinsurance	$27,323	$(50)	$(299)	$26,974

2022 Allowance for uncollectible reinsurance	$27,243	$130	$(50)	$27,323

See the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2024, 2023 and 2022

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
	acquisition	claim adjustment	premiums,	premiums	investment
Affiliation with Registrant (1)	costs	expense reserves	gross	earned	income
2024	$166,214	$2,693,470	$984,140	$1,526,406	$142,278
2023	$146,566	$2,446,025	$892,326	$1,294,306	$120,383
2022	$127,859	$2,315,637	$785,085	$1,144,436	$86,078

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written
2024	$834,562	$(95,309)	$318,021	$489,884	$1,605,521
2023	$712,960	$(108,547)	$418,325	$491,285	$1,427,747
2022	$636,955	$(122,579)	$369,632	$374,297	$1,241,536
(1)	Consolidated property-casualty insurance operations. Reserves for our proportionate share of 50 percent or less owned property-casualty equity investees represent less than 5 percent of our consolidated reserves and are therefore omitted.

See the accompanying reports of independent registered public accounting firms starting on page 90 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Todd W. Bryant
Todd W. Bryant, Chief Financial Officer

Date:	February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Craig W. Kliethermes	By:	/s/ Todd W. Bryant
	Craig W. Kliethermes, President & CEO		Todd W. Bryant, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	February 21, 2025	Date:	February 21, 2025

By:	/s/ Michael E. Angelina	By:	/s/ Craig W. Kliethermes
	Michael E. Angelina, Director		Craig W. Kliethermes, Director

Date:	February 21, 2025	Date:	February 21, 2025

By:	/s/ David B. Duclos	By:	/s/ Paul B. Medini
	David B. Duclos, Director		Paul B. Medini, Director

Date:	February 21, 2025	Date:	February 21, 2025

By:	/s/ Susan S. Fleming	By:	/s/ Robert P. Restrepo, Jr.
	Susan S. Fleming, Director		Robert P. Restrepo, Jr., Director

Date:	February 21, 2025	Date:	February 21, 2025

By:	/s/ Jordan W. Graham	By:	/s/ Debbie S. Roberts
	Jordan W. Graham, Director		Debbie S. Roberts, Director

Date:	February 21, 2025	Date:	February 21, 2025

By:	/s/ Clark C. Kellogg	By:	/s/ Michael J. Stone
	Clark C. Kellogg, Director		Michael J. Stone, Director

Date:	February 21, 2025	Date:	February 21, 2025