Form 10-Q
period 2025-03-31
RLI CORP
filed 2025-04-25
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 15, 2025, the number of shares outstanding of the registrant’s Common Stock was 91,773,034.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2025	2024
Net premiums earned	$398,345	$360,676
Net investment income	36,726	32,847
Net realized gains	14,912	5,994
Net unrealized gains (losses) on equity securities	(42,318)	45,314
Consolidated revenue	$407,665	$444,831
Losses and settlement expenses	177,238	143,824
Policy acquisition costs	123,687	110,454
Insurance operating expenses	26,874	28,703
Interest expense on debt	1,335	1,618
General corporate expenses	2,948	5,010
Total expenses	$332,082	$289,609
Equity in earnings of unconsolidated investees	3,048	4,769
Earnings before income taxes	$78,631	$159,991
Income tax expense	15,417	32,091
Net earnings	$63,214	$127,900

Other comprehensive earnings (loss), net of tax	30,030	(12,671)
Comprehensive earnings	$93,244	$115,229

Basic net earnings per share	$0.69	$1.40
Diluted net earnings per share	$0.68	$1.39

Weighted average number of common shares outstanding:
Basic	91,770	91,368
Diluted	92,528	92,326

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$3,274,276	$3,175,796
(amortized cost of $3,448,746 and allowance for credit losses of $157 at 3/31/25)
(amortized cost of $3,391,159 and allowance for credit losses of $197 at 12/31/24)
Equity securities, at fair value (cost - $447,799 at 3/31/25 and $417,897 at 12/31/24)	725,946	736,191
Short-term investments, at cost which approximates fair value	116,601	74,915
Other invested assets	60,357	57,939
Cash	27,058	39,790
Total investments and cash	$4,204,238	$4,084,631
Accrued investment income	27,932	28,319
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $23,085 at 3/31/25 and $22,932 at 12/31/24	242,655	230,534
Ceded unearned premium	117,790	124,955
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,341 at 3/31/25 and $9,580 at 12/31/24	752,829	755,425
Deferred policy acquisition costs	169,628	166,214
Property and equipment, at cost, net of accumulated depreciation of $78,322 at 3/31/25 and $76,330 at 12/31/24	42,328	43,172
Investment in unconsolidated investees	56,684	56,477
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	10,043	7,793
Other assets	51,465	77,720
TOTAL ASSETS	$5,729,154	$5,628,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,743,245	$2,693,470
Unearned premiums	975,721	984,140
Reinsurance balances payable	27,693	44,681
Funds held	105,721	97,380
Income taxes-current	24,735	749
Debt	100,000	100,000
Accrued expenses	63,454	124,242
Other liabilities	84,373	62,173
TOTAL LIABILITIES	$4,124,942	$4,106,835

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 400,000,000)
(137,633,162 shares issued, 91,772,734 shares outstanding at 3/31/25)
(137,598,560 shares issued, 91,738,132 shares outstanding at 12/31/24)	$1,376	$1,376
Paid-in capital	370,422	367,645
Accumulated other comprehensive earnings (loss)	(143,693)	(173,723)
Retained earnings	1,769,106	1,719,668
Deferred compensation	11,812	13,498
Less: Treasury shares, at cost (45,860,428 shares at 3/31/25 and 12/31/24)	(404,811)	(406,497)
TOTAL SHAREHOLDERS’ EQUITY	$1,604,212	$1,521,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,729,154	$5,628,802

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2024	91,280,094	$1,413,514	$1,371	$361,660	$(166,303)	$1,609,785	$13,539	$(406,538)
Net earnings	—	127,900	—	—	—	127,900	—	—
Other comprehensive earnings (loss), net of tax	—	(12,671)	—	—	(12,671)	—	—	—
Deferred compensation	—	—	—	—	—	—	(790)	790
Share-based compensation	139,668	4,357	2	4,355	—	—	—	—
Dividends and dividend equivalents ($0.14 per share)	—	(12,348)	—	—	—	(12,348)	—	—
Balance, March 31, 2024	91,419,762	$1,520,752	$1,373	$366,015	$(178,974)	$1,725,337	$12,749	$(405,748)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2025	91,738,132	$1,521,967	$1,376	$367,645	$(173,723)	$1,719,668	$13,498	$(406,497)
Net earnings	—	63,214	—	—	—	63,214	—	—
Other comprehensive earnings (loss), net of tax	—	30,030	—	—	30,030	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,686)	1,686
Share-based compensation	34,602	2,777	—	2,777	—	—	—	—
Dividends and dividend equivalents ($0.15 per share)	—	(13,776)	—	—	—	(13,776)	—	—
Balance, March 31, 2025	91,772,734	$1,604,212	$1,376	$370,422	$(143,693)	$1,769,106	$11,812	$(404,811)

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$103,514	$70,946
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(153,952)	$(120,109)
Equity securities	(41,503)	(17,302)
Property and equipment	(1,053)	(1,089)
Other	(2,710)	(2,664)
Proceeds from sale of:
Fixed income securities, available-for-sale	10,207	11,819
Equity securities	26,679	15,910
Other	953	1,350
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	99,651	71,284
Net proceeds from sale (purchase) of short-term investments	(41,686)	(12,263)
Net cash used in investing activities	$(103,414)	$(53,064)
Cash Flows from Financing Activities
Cash dividends paid	$(13,761)	$(12,337)
Proceeds from stock option exercises	929	2,588
Net cash used in financing activities	$(12,832)	$(9,749)
Net increase (decrease) in cash	$(12,732)	$8,133
Cash at the beginning of the period	39,790	36,424
Cash at March 31,	$27,058	$44,557

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of RLI Corp. (the Company) and subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). These condensed consolidated financial statements do not include all the disclosures required by GAAP for annual financial statements and should be read in conjunction with our 2024 Annual Report on Form 10-K. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary for fair financial statement presentation. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

B. ADOPTED ACCOUNTING STANDARDS

No new accounting standards applicable in 2025 materially impact our financial statements.

C. PROSPECTIVE ACCOUNTING STANDARDS

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

The allowances for uncollectible amounts on paid and unpaid reinsurance balances recoverable were $17 million and $10 million, respectively, at March 31, 2025 and December 31, 2024. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first three months of 2025 and less than $1 million was recovered.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at March 31, 2025 and December 31, 2024 is detailed in the following table:

	March 31,	December 31,
(in thousands)	2025	2024
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2024. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of March 31, 2025 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended March 31, 2025			Ended March 31, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$63,214	91,770	$0.69	$127,900	91,368	$1.40
Effect of Dilutive Securities
Stock options and restricted stock units	—	758		—	958
Diluted EPS
Earnings available to common shareholders	$63,214	92,528	$0.68	$127,900	92,326	$1.39
Anti-dilutive securities excluded from diluted EPS		48			—

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $8 million for the first quarter of 2025, compared to $3 million of tax benefit for the same period in 2024.

Unrealized gains, net of tax, recognized in other comprehensive earnings (loss) were $30 million for the first three months of 2025. Comparatively, $13 million of unrealized losses, net of tax, were recognized in other comprehensive earnings (loss) in the first three months of 2024. The unrealized gains in 2025 were attributable to a decrease in interest rates, which increased the fair value of securities held in the fixed income portfolio. Interest rates increased during 2024, which decreased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated financial statements:

(in thousands)	For the Three Months
	Ended March 31,
Unrealized Gains (Losses) on Available-for-Sale Securities	2025	2024
Beginning balance	$(173,723)	$(166,303)
Other comprehensive earnings (loss) before reclassifications	29,899	(13,275)
Amounts reclassified from accumulated other comprehensive earnings	131	604
Net current-period other comprehensive earnings (loss)	$30,030	$(12,671)
Ending balance	$(143,693)	$(178,974)
Balance of securities for which an allowance for credit losses has been recognized in net earnings	1,692	904

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months
Component of Accumulated	Ended March 31,		Affected line item in the
Other Comprehensive Earnings (Loss)	2025	2024	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(205)	$(834)	Net realized gains (losses)
	40	70	Credit gains (losses) presented within net realized gains
	$(165)	$(764)	Earnings (loss) before income taxes
	34	160	Income tax (expense) benefit
	$(131)	$(604)	Net earnings (loss)

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

Equity Securities: As of March 31, 2025, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs and are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Realized gains and losses on disposition of investments are based on the specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the three-month periods ended March 31, 2025 and 2024:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2025
Fixed income securities - available-for-sale	$10,473	$62	$(205)	$(143)
Equity securities	26,679	15,140	(62)	15,078
2024
Fixed income securities - available-for-sale	$11,819	$289	$(793)	$(504)
Equity securities	15,910	7,234	(121)	7,113

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2025
Fixed income securities - available-for-sale	$101,454	$9	$(71)	$(62)
2024
Fixed income securities - available-for-sale	$72,423	$33	$(157)	$(124)

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below:

	As of March 31, 2025
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$560,309	$—	$560,309
U.S. agency	—	55,641	—	55,641
Non-U.S. government & agency	—	10,891	993	11,884
Agency MBS	—	403,391	—	403,391
ABS/CMBS/MBS*	—	418,741	—	418,741
Corporate	—	1,291,361	93,274	1,384,635
Municipal	—	439,675	—	439,675
Total fixed income securities - available-for-sale	$—	$3,180,009	$94,267	$3,274,276
Equity securities	721,268	—	4,678	725,946
Total	$721,268	$3,180,009	$98,945	$4,000,222
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	As of December 31, 2024
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$515,635	$—	$515,635
U.S. agency	—	54,338	—	54,338
Non-U.S. government & agency	—	6,898	973	7,871
Agency MBS	—	396,223	—	396,223
ABS/CMBS/MBS*	—	410,248	—	410,248
Corporate	—	1,256,991	89,530	1,346,521
Municipal	—	444,960	—	444,960
Total fixed income securities - available-for-sale	$—	$3,085,293	$90,503	$3,175,796
Equity securities	731,569	—	4,622	736,191
Total	$731,569	$3,085,293	$95,125	$3,911,987
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	Level 3 Securities
Balance as of January 1, 2025	$95,125
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	893
Purchases	5,070
Sales / Calls / Maturities	(2,143)
Balance as of March 31, 2025	$98,945
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$893

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of March 31, 2025 were as follows:

	March 31, 2025
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$285,656	$283,718
Due after one year through five years	707,694	693,740
Due after five years through 10 years	985,644	968,301
Due after 10 years	595,764	506,385
ABS/CMBS/MBS*	873,988	822,132
Total available-for-sale	$3,448,746	$3,274,276
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at March 31, 2025 and December 31, 2024 are presented in the tables below. Amortized cost does not include the $27 million of accrued interest receivable as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$560,814	$—	$3,092	$(3,597)	$560,309
U.S. agency	56,036	—	632	(1,027)	55,641
Non-U.S. government & agency	12,728	—	75	(919)	11,884
Agency MBS	437,829	—	2,125	(36,563)	403,391
ABS/CMBS/MBS*	436,159	—	2,671	(20,089)	418,741
Corporate	1,424,850	(157)	6,207	(46,265)	1,384,635
Municipal	520,330	—	521	(81,176)	439,675
Total Fixed Income	$3,448,746	$(157)	$15,323	$(189,636)	$3,274,276

	December 31, 2024
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$525,608	$—	$309	$(10,282)	$515,635
U.S. agency	55,921	—	261	(1,844)	54,338
Non-U.S. government & agency	8,959	—	—	(1,088)	7,871
Agency MBS	438,545	—	927	(43,249)	396,223
ABS/CMBS/MBS*	430,973	(8)	2,208	(22,925)	410,248
Corporate	1,397,676	(189)	4,737	(55,703)	1,346,521
Municipal	533,477	—	1,003	(89,520)	444,960
Total Fixed Income	$3,391,159	$(197)	$9,445	$(224,611)	$3,175,796
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Allowance for Credit Losses and Unrealized Losses on Fixed Income Securities

A reversable allowance for credit losses is recognized on available-for-sale fixed income securities, if applicable. Several criteria are reviewed to determine if securities in the fixed income portfolio should be included in the allowance for expected credit loss evaluation, including:

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of March 31, 2025, the discounted cash flow analysis resulted in an allowance for credit losses on 9 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning balance	$197	$306
Increase to allowance from securities for which credit losses were not previously recorded	21	12
Reduction from securities sold during the period	—	(67)
Net increase (decrease) from securities that had an allowance at the beginning of the period	(61)	(14)
Balance as of March 31,	$157	$237

We recognized no losses on securities for which we no longer had the intent to hold until recovery during the first three months of 2025 and 2024.

As of March 31, 2025, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,378 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $190 million in associated unrealized losses represents 5 percent of the fixed income portfolio’s cost basis and 5 percent of total invested assets. Isolated to these securities, unrealized losses decreased through the first three months of 2025, as bonds rallied on falling interest rates. Of the total 1,378 securities, 982 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	March 31, 2025			December 31, 2024
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$92,917	$142,692	$235,609	$303,226	$157,418	$460,644
Amortized cost	93,874	145,332	239,206	309,836	161,090	470,926
Unrealized loss	$(957)	$(2,640)	$(3,597)	$(6,610)	$(3,672)	$(10,282)
U.S. agency
Fair value	$17,140	$18,582	$35,722	$24,024	$18,330	$42,354
Amortized cost	17,463	19,286	36,749	24,910	19,288	44,198
Unrealized loss	$(323)	$(704)	$(1,027)	$(886)	$(958)	$(1,844)
Non-U.S. government
Fair value	$2,371	$3,906	$6,277	$4,075	$3,796	$7,871
Amortized cost	2,394	4,802	7,196	4,158	4,801	8,959
Unrealized Loss	$(23)	$(896)	$(919)	$(83)	$(1,005)	$(1,088)
Agency MBS
Fair value	$72,036	$232,697	$304,733	$108,772	$233,625	$342,397
Amortized cost	73,436	267,860	341,296	111,674	273,972	385,646
Unrealized loss	$(1,400)	$(35,163)	$(36,563)	$(2,902)	$(40,347)	$(43,249)
ABS/CMBS/MBS*
Fair value	$80,297	$163,618	$243,915	$43,027	$164,433	$207,460
Amortized cost	80,535	183,469	264,004	43,395	186,990	230,385
Unrealized loss	$(238)	$(19,851)	$(20,089)	$(368)	$(22,557)	$(22,925)
Corporate
Fair value	$364,870	$660,451	$1,025,321	$378,305	$700,574	$1,078,879
Amortized cost	373,554	698,032	1,071,586	389,299	745,283	1,134,582
Unrealized loss	$(8,684)	$(37,581)	$(46,265)	$(10,994)	$(44,709)	$(55,703)
Municipal
Fair value	$28,079	$367,226	$395,305	$48,514	$355,475	$403,989
Amortized cost	28,698	447,783	476,481	49,491	444,018	493,509
Unrealized loss	$(619)	$(80,557)	$(81,176)	$(977)	$(88,543)	$(89,520)
Total fixed income
Fair value	$657,710	$1,589,172	$2,246,882	$909,943	$1,633,651	$2,543,594
Amortized cost	669,954	1,766,564	2,436,518	932,763	1,835,442	2,768,205
Unrealized loss	$(12,244)	$(177,392)	$(189,636)	$(22,820)	$(201,791)	$(224,611)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at March 31, 2025 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$1,965,187	$1,798,753	$(166,434)	87.7%
2	BBB	Baa	372,593	353,280	(19,313)	10.2%
3	BB	Ba	54,671	53,401	(1,270)	0.7%
4	B	B	39,947	38,104	(1,843)	1.0%
5	CCC	Caa	3,300	2,871	(429)	0.2%
6	CC or lower	Ca or lower	820	473	(347)	0.2%
		Total	$2,436,518	$2,246,882	$(189,636)	100.0%

Other Invested Assets

We had $60 million of other invested assets at March 31, 2025, compared to $58 million at December 31, 2024. Other invested assets include investments in low-income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC and

HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests increased to $11 million at March 31, 2025, compared to $7 million at December 31, 2024, as additional investments were made. Our LIHTC interests recognized amortization of $1 million as a component of income tax expense and a total tax benefit of $1 million during the first quarter of 2025 and 2024. Our unfunded commitment for our LIHTC investments was $5 million at March 31, 2025 and will be paid out in installments through 2039.

Our HTC investment had a balance of $14 million at March 31, 2025, compared to $15 million at December 31, 2024. Our HTC investment recognized $1 million of amortization as a component of income tax expense and a total tax benefit of $1 million during the first quarter of 2025 and 2024. Our unfunded commitment for our HTC investments was $4 million at March 31, 2025 and will be paid out in installments through 2027.

At March 31, 2025, $56 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. At March 31, 2025, $50 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $21 million at March 31, 2025, down from $24 million at December 31, 2024, and had $4 million of associated unfunded commitments at March 31, 2025. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $57 million of investments in unconsolidated investees at March 31, 2025, compared to $56 million at December 31, 2024. At March 31, 2025, our investment in Prime Holdings Insurance Services, Inc. (Prime) was $56 million and other investments in unconsolidated investees totaled less than $1 million.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. We had a cash and short-term investment balance of $27 million and $117 million, respectively, at March 31, 2025, compared to $40 million and $75 million, respectively, at December 31, 2024.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first three months of 2025 and 2024:

	For the Three Months
	Ended March 31,
(in thousands)	2025	2024
Unpaid losses and LAE at beginning of year
Gross	$2,693,470	$2,446,025
Ceded	(755,425)	(757,349)
Net	$1,938,045	$1,688,676

Increase (decrease) in incurred losses and LAE
Current accident year	$208,243	$186,217
Prior accident years	(31,005)	(42,393)
Total incurred	$177,238	$143,824

Loss and LAE payments for claims incurred
Current accident year	$(9,827)	$(12,975)
Prior accident years	(115,040)	(102,011)
Total paid	$(124,867)	$(114,986)

Net unpaid losses and LAE at March 31,	$1,990,416	$1,717,514

Unpaid losses and LAE at March 31,
Gross	$2,743,245	$2,532,190
Ceded	(752,829)	(814,676)
Net	$1,990,416	$1,717,514

For the first three months of 2025, incurred losses and LAE included $31 million of favorable development on prior years’ loss reserves, largely from accident years 2019 through 2022 and 2024. Marine, surety, commercial property, commercial excess, general liability and our mortgage reinsurance program were drivers of the favorable development. Personal umbrella and commercial transportation had adverse development related to auto exposures, but no products experienced significant adverse development.

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

4. INCOME TAXES

Our effective tax rate for the three months ended March 31, 2025 was 19.6 percent, compared to 20.1 percent for the same period in 2024. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective tax rate was lower for the three-month period in 2025 due to lower levels of pretax income, which increased the percentage impact of tax-favored adjustments.

Income tax expense attributable to income from operations for the three-month period ended March 31, 2025 and 2024 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the table below. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended March 31,
	2025		2024
(in thousands)	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$16,513	21.0%	$33,598	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(2,750)	(3.5)%	(1,874)	(1.2)%
Tax exempt interest income	(169)	(0.2)%	(260)	(0.2)%
Dividends received deduction	(252)	(0.3)%	(235)	(0.1)%
Tax credit	(645)	(0.8)%	(768)	(0.5)%
ESOP dividends paid deduction	(148)	(0.2)%	(138)	(0.1)%
Nondeductible expenses	677	0.9%	713	0.4%
Other items, net	2,191	2.7%	1,055	0.8%
Total tax expense	$15,417	19.6%	$32,091	20.1%

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which we believe will generate sufficient taxable income to realize the deferred tax asset.

5. STOCK BASED COMPENSATION

Our RLI Corp. Long-Term Incentive Plan (2015 LTIP) was in place from 2015 to 2023. The 2015 LTIP provided for equity-based compensation, including stock options and restricted stock units, up to a maximum of 8,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2015 and 2023, we granted 6,582,776 awards under the 2015 LTIP. The 2015 LTIP was replaced in 2023.

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023, LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 8,009,782 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 862,712 awards under the 2023 LTIP, including 49,530 thus far in 2025.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2 million in the three-month periods ended March 31, 2025 and 2024. The total income tax benefit was less than $1 million for the three-month period ended March 31, 2025 and 2024. Total unrecognized compensation expense relating to outstanding and unvested awards was $6 million, which will be recognized over the weighted average vesting period of 2.55 years.

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

The following tables summarize option activity for the three-month period ended March 31, 2025:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2025	2,837,938	$52.80
Options granted	47,780	74.51
Options exercised	(35,053)	27.49
Options canceled/forfeited	(3,230)	64.21
Outstanding options at March 31, 2025	2,847,435	$53.47	4.36	$76,489
Exercisable options at March 31, 2025	1,567,075	$46.29	3.19	$53,341

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $2 million and $8 million during the first three months of 2025 and 2024, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2025		2024
Weighted-average fair value of grants	$16.09		$15.30
Risk-free interest rates	4.18%		4.62%
Dividend yield	2.31%		2.24%
Expected volatility	23.13%		23.05%
Expected option life	5.15	years	5.08	years

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

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2025	99,095	$67.54
Granted	1,750	74.52
Reinvested	197	76.13
Forfeited	(698)	72.35
Nonvested at March 31, 2025	100,344	$67.64

6. OPERATING SEGMENT INFORMATION

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

The following tables present our operating results by segment, as evaluated by the CODM.

For the Three Months Ended March 31, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$229,048	$132,544	$36,753	$398,345
Net investment income	-	-	-	36,726
Net realized gains	-	-	-	14,912
Net unrealized gains (losses) on equity securities	-	-	-	(42,318)
Consolidated revenue	$229,048	$132,544	$36,753	$407,665

Less: Expenses
Losses and settlement expenses	$145,835	$32,725	$(1,322)
Amortization of deferred acquisition costs	42,903	26,976	12,602
Other policy acquisition costs	22,669	7,957	10,580
Insurance operating expenses	15,570	7,971	3,333
Segment earnings before income taxes	$2,071	$56,915	$11,560	$70,546

Reconciliation of earnings before income taxes
Segment earnings before income taxes				$70,546
Net investment income				36,726
Net realized gains				14,912
Net unrealized gains (losses) on equity securities				(42,318)
Interest expense on debt				(1,335)
General corporate expenses				(2,948)
Equity in earnings of unconsolidated investees				3,048
Earnings before income taxes				$78,631

Depreciation and amortization expense	$1,505	$498	$310

For the Three Months Ended March 31, 2024

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$198,276	$129,411	$32,989	$360,676
Net investment income	-	-	-	32,847
Net realized gains	-	-	-	5,994
Net unrealized gains (losses) on equity securities	-	-	-	45,314
Consolidated revenue	$198,276	$129,411	$32,989	$444,831

Less: Expenses
Losses and settlement expenses	$109,472	$32,577	$1,775
Amortization of deferred acquisition costs	36,835	26,219	11,276
Other policy acquisition costs	21,599	4,415	10,110
Insurance operating expenses	16,696	8,484	3,523
Segment earnings before income taxes	$13,674	$57,716	$6,305	$77,695

Reconciliation of earnings before income taxes
Segment earnings before income taxes				$77,695
Net investment income				32,847
Net realized gains				5,994
Net unrealized gains (losses) on equity securities				45,314
Interest expense on debt				(1,618)
General corporate expenses				(5,010)
Equity in earnings of unconsolidated investees				4,769
Earnings before income taxes				159,991

Depreciation and amortization expense	$1,409	$452	$259

The following table further summarizes revenues by major product type within each operating segment:

	For the Three Months
Net Premiums Earned	Ended March 31,
(in thousands)	2025	2024
Casualty
Commercial excess and personal umbrella	$103,209	$80,035
Commercial transportation	30,259	27,301
General liability	26,718	25,412
Professional services	26,587	25,085
Small commercial	19,915	18,337
Executive products	5,943	5,915
Other casualty	16,417	16,191
Total	$229,048	$198,276
Property
Commercial property	$82,812	$87,605
Marine	37,709	32,568
Other property	12,023	9,238
Total	$132,544	$129,411
Surety
Commercial	$12,776	$10,625
Transactional	12,660	12,108
Contract	11,317	10,256
Total	$36,753	$32,989
Grand Total	$398,345	$360,676

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease-related information, as of and during the three-month period ended March 31, 2025 and 2024, were as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$1,150	$1,181
Variable lease cost	289	269
Sublease income	(42)	(42)
Total lease cost	$1,397	$1,408

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,229	$1,063

ROU assets obtained in exchange for new operating lease liabilities	$13	$3,456

(in thousands)	March 31, 2025		December 31, 2024
Operating lease ROU assets	$13,018		$14,016
Operating lease liabilities	$14,633		$15,711
Weighted-average remaining lease term - operating leases	6.00	years	6.01	years
Weighted-average discount rate - operating leases	3.65%		3.63%

Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows:

(in thousands)	March 31, 2025
2025	$3,141
2026	3,713
2027	2,306
2028	1,617
2029	1,443
2030	887
Thereafter	3,602
Total future minimum lease payments	$16,709
Less imputed interest	(2,076)
Total operating lease liability	$14,633

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2024 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. Forward looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this report. While the Company may elect to update these forward looking statements at some point in the future, the Company specifically disclaims any obligation to do so. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

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

The surety segment specializes in writing small to medium-sized contract surety coverages, including payment and performance bonds. We offer a variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the financial, healthcare, energy and renewable energy industries. We also offer a variety of transactional bonds, including but not limited to license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees commercial contractors’ contractual obligations for a specific construction project. Generally, losses occur due to the deterioration of a contractor’s financial condition.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations, and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these components are presented in the statements of earnings but are not subtotaled. However, this information is available in total and by segment in note 6 to the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q, and in note 11 to the consolidated financial statements in our 2024 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months
	Ended March 31,
(in thousands)	2025	2024
Net earnings	$63,214	$127,900
Income tax expense	15,417	32,091
Earnings before income taxes	$78,631	$159,991
Equity in earnings of unconsolidated investees	(3,048)	(4,769)
General corporate expenses	2,948	5,010
Interest expense on debt	1,335	1,618
Net unrealized (gains) losses on equity securities	42,318	(45,314)
Net realized gains	(14,912)	(5,994)
Net investment income	(36,726)	(32,847)
Net underwriting income	$70,546	$77,695

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2024 Annual Report on Form 10-K.

There have been no significant changes to critical accounting policies during the year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net premiums earned increased 10 percent, driven primarily by products in our casualty segment. Investment income was up 12 percent, due to an increased average asset base and higher reinvestment rates. Adverse market performance resulted in $42 million of unrealized losses on equity securities in the first three months of 2025, compared to $45 million of unrealized gains in 2024. Realized gains during the first three months of 2025 were comprised of $15 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, and less than $1 million of realized losses on the fixed income portfolio. This compares to $7 million of realized gains on the equity portfolio and $1 million of realized losses on the fixed income portfolio during the first three months of 2024.

	For the Three Months
	Ended March 31,
Consolidated Revenues (in thousands)	2025	2024
Net premiums earned	$398,345	$360,676
Net investment income	36,726	32,847
Net realized gains	14,912	5,994
Net unrealized gains (losses) on equity securities	(42,318)	45,314
Total consolidated revenue	$407,665	$444,831

Underwriting income was $71 million on an 82.3 combined ratio for the first three months of 2025, compared to $78 million on a 78.5 combined ratio in the same period of 2024. Underwriting results for 2025 and 2024 were impacted by $12 million of pretax losses from catastrophe events. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $31 million in the first three months of 2025, compared to $42 million in 2024.

The loss ratio increased to 44.5 from 39.9, due to lower levels of favorable development on prior years’ loss reserves and a shift in the mix of business towards lines with higher loss ratios. The expense ratio decreased to 37.8 from 38.6. Adverse equity market returns resulted in less book value growth in 2025 and a corresponding decrease in bonus expense accruals when compared to 2024.

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

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $3 million of investee earnings from Prime in the first three months of 2025 and $5 million in 2024.

Net earnings for the first three months of 2025 totaled $63 million, compared to $128 million for the same period in 2024. An increase in investment income partially offset unrealized losses on equity securities and a decline in underwriting income, which resulted in the overall reduction in earnings for the quarter.

Comprehensive earnings totaled $93 million for the first three months of 2025, compared to $115 million for the first three months of 2024. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive earnings of $30 million in the first three months of 2025 was primarily attributable to lower interest rates, which increased the fair value of securities held in the fixed income portfolio. Comparatively, $13 million of other comprehensive loss was recognized in 2024, as higher interest rates decreased the fair value of securities held in the fixed income portfolio.

Premiums

Gross premiums written increased $22 million for the first three months of 2025, compared to the same period of 2024, driven by our casualty segment. Net premiums earned increased $38 million, with all segments contributing.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended March 31,			Ended March 31,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Casualty
Commercial excess and personal umbrella	$135,330	$102,182	32%	$103,209	$80,035	29%
Commercial transportation	30,916	29,129	6%	30,259	27,301	11%
General liability	30,474	26,760	14%	26,718	25,412	5%
Professional services	28,412	26,792	6%	26,587	25,085	6%
Small commercial	21,145	21,626	(2)%	19,915	18,337	9%
Executive products	16,827	16,413	3%	5,943	5,915	0%
Other casualty	15,350	22,427	(32)%	16,417	16,191	1%
Total	$278,454	$245,329	14%	$229,048	$198,276	16%
Property
Commercial property	$110,872	$128,694	(14)%	$82,812	$87,605	(5)%
Marine	44,726	40,574	10%	37,709	32,568	16%
Other property	14,454	11,096	30%	12,023	9,238	30%
Total	$170,052	$180,364	(6)%	$132,544	$129,411	2%
Surety
Commercial	$15,994	$15,631	2%	$12,776	$10,625	20%
Transactional	14,708	14,114	4%	12,660	12,108	5%
Contract	11,898	13,237	(10)%	11,317	10,256	10%
Total	$42,600	$42,982	(1)%	$36,753	$32,989	11%
Grand Total	$491,106	$468,675	5%	$398,345	$360,676	10%

Casualty

Gross premiums written for the casualty segment increased $33 million in the first three months of 2025. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth within our personal umbrella distribution channels. Expanded marketing efforts, while some of our competitors pulled back from the construction market, resulted in premium growth for commercial excess. Additionally, increased construction spending in targeted markets has had a positive effect on premium production for our general liability business. Other casualty premium was down for the quarter as we exited from various captive programs, reduced our participation on the reinsurance agreement with Prime and our binding authority group experienced increased competition.

Property

Gross premiums written for the property segment decreased $10 million in the first three months of 2025. After several consecutive years of rate increases, rates on wind and earthquake exposures declined in the first quarter of 2025, driven by more intense competition in the commercial property space. However, new opportunities, rate increases and strong sections of the construction market led to $4 million of premium growth for our marine product. Additionally, some competitors have reduced their appetite for select Hawaii homeowner coverages, which, along with rate increases, has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment was flat for the first three months of 2025. Transactional and commercial surety grew as result of continued marketing efforts and new regional bonding requirements. However, a slowdown in bid activity for larger public construction projects resulted in a decline in contract surety premium, which offset the growth from our other products.

Underwriting Income

	For the Three Months
	Ended March 31,
	2025	2024
Underwriting Income (in thousands)
Casualty	$2,071	$13,674
Property	56,915	57,716
Surety	11,560	6,305
Total	$70,546	$77,695

Combined Ratio
Casualty	99.1	93.1
Property	57.1	55.4
Surety	68.5	80.9
Total	82.3	78.5

Casualty

The casualty segment recorded underwriting income of $2 million in the first three months of 2025, compared to $14 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $5 million in 2025, primarily on accident years 2019 through 2022 and 2024. Larger drivers of the favorable development were commercial excess, general liability and subsegments within professional liability, while commercial transportation and personal umbrella had adverse development related to auto exposures. In comparison, $18 million of prior accident years’ reserves were released in the first three months of 2024. Personal umbrella, general liability, executive products and transportation were drivers of the favorable development in 2024.

The combined ratio for the casualty segment was 99.1 in 2025, compared to 93.1 in 2024. The segment’s loss ratio was 63.7 in 2025, up from 55.2 in 2024. Lower levels of reserve releases on prior accident years and higher initial loss estimates, primarily in auto exposed lines, resulted in the higher loss ratio in 2025. The expense ratio for the casualty segment was 35.4, down from 37.9 for the same period last year.

Property

The property segment recorded underwriting income of $57 million for the first three months of 2025, compared to $58 million for the same period last year. Underwriting results for 2025 included $18 million of favorable development on prior years’ loss and catastrophe reserves, as well as $12 million of storm and other catastrophe losses. Comparatively, the 2024 underwriting results included $19 million of favorable development on prior years’ loss and catastrophe reserves, as well as $12 million of storm losses.

Underwriting results for the first three months of 2025 translated into a combined ratio of 57.1, compared to 55.4 for the same period last year. The segment’s loss ratio was 24.7 in 2025, down from 25.2 in 2024. The segment’s expense ratio increased to 32.4 in 2025 from 30.2 in the prior year, as a result of changes in our reinsurance cost and structure as well as a higher amount of acquisition-related expenses, which can fluctuate between periods.

Surety

The surety segment recorded underwriting income of $12 million for the first three months of 2025, compared to $6 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2025 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $8 million. Results for 2024 included $5 million of favorable development on prior accident years’ reserves. Additionally, $2 million of reinsurance reinstatement premium was recorded in 2024 on a prior year loss, which reduced net premiums earned and underwriting income.

The combined ratio for the surety segment totaled 68.5 for the first three months of 2025, compared to 80.9 for the same period in 2024. The segment’s loss ratio was (3.6) in 2025, down from 5.4 in 2024, due to higher levels of favorable prior accident years’ reserve development. The expense ratio was 72.1, down from 75.5 in the prior year. The impact of the reinsurance reinstatement premium on the earned premium base increased the 2024 loss ratio by 0.3 points and the expense ratio by 4.3 points.

Investment Income

Our investment portfolio generated net investment income of $37 million during the first three months of 2025, an increase of 12 percent from the same period in 2024. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first three months of 2025 and 2024 were as follows:

	2025	2024
Pretax Yield
Taxable	4.00%	3.72%
Tax-Exempt	2.90%	2.85%
After-Tax Yield
Taxable	3.16%	2.94%
Tax-Exempt	2.75%	2.70%

The following table depicts the composition of our investment portfolio at March 31, 2025 as compared to December 31, 2024:

(in thousands)	March 31, 2025		December 31, 2024
Fixed income	$3,274,276	77.9%	$3,175,796	77.8%
Equity securities	725,946	17.3%	736,191	18.0%
Short-term investments	116,601	2.8%	74,915	1.8%
Other invested assets	60,357	1.4%	57,939	1.4%
Cash	27,058	0.6%	39,790	1.0%
Total investments and cash	$4,204,238	100.0%	$4,084,631	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support our insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $98 million in the first three months of 2025, as bonds rallied and cash flows were largely allocated to the fixed income portfolio. Average fixed income duration was 4.9 years at March 31, 2025, reflecting our liability structure and sound capital position. The equity portfolio decreased by $10 million during the first three months of 2025, due to weakness in the equity markets. Short-term investments increased by $42 million, as yields on AAA-rated government money market funds remained relatively attractive.

Income Taxes

Our effective tax rate for the first three months of 2025 was 19.6 percent, compared to 20.1 percent for the same period in 2024. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was lower for the three-month period in 2025 due to lower levels of pretax income, which increased the percentage impact of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2025 and 2024:

(in thousands)	2025	2024
Operating cash flows	$103,514	$70,946
Investing cash flows	(103,414)	(53,064)
Financing cash flows	(12,832)	(9,749)
Total	$(12,732)	$8,133

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first three months of 2025 benefited from increased premium receipts relative to the first three months of 2024.

As of March 31, 2025, we had $100 million in debt outstanding. On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries an adjustable interest rate of 5.92 percent, which will reset during the second quarter of 2025. The credit facility with PNC was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. Further, RLI Insurance Company borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 12, 2024. The borrowing matures on November 12, 2025. Interest is paid monthly at an annualized rate of 4.44 percent.

Two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of March 31, 2025, $56 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

As of March 31, 2025, we had cash and other investments maturing within one year of approximately $429 million and an additional $710 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at March 31, 2025 have increased $120 million from December 31, 2024. As of March 31, 2025, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$560,814	$560,309	$(505)	13.3%	AA+
U.S. agency	56,036	55,641	(395)	1.3%	AA+
Non-U.S. government & agency	12,728	11,884	(844)	0.3%	A-
Agency MBS	437,829	403,391	(34,438)	9.6%	AA+
ABS/CMBS/MBS**	436,159	418,741	(17,418)	10.0%	AA
Corporate	1,424,850	1,384,635	(40,215)	32.9%	A-
Municipal	520,330	439,675	(80,655)	10.5%	AA+
Total fixed income	$3,448,746	$3,274,276	$(174,470)	77.9%	AA-
Equity	447,799	725,946	278,147	17.3%
Short-term investments	116,601	116,601	—	2.8%
Other invested assets	59,998	60,357	359	1.4%
Cash	27,058	27,058	—	0.6%
Total portfolio	$4,100,202	$4,204,238	$104,036	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of March 31, 2025, our fixed income portfolio had the following rating distribution:

					Below
					Investment
	AAA	AA	A	BBB	Grade	No Rating	Fair Value
U.S. government	-	560,309	-	-	-	-	560,309
U.S. agency	-	55,641	-	-	-	-	55,641
Non-U.S. government & agency	-	1,378	4,306	5,207	-	993	11,884
Agency MBS	-	403,391	-	-	-	-	403,391
ABS/CMBS/MBS*	224,963	42,205	97,261	6,306	2,734	45,272	418,741
Corporate	34,676	146,657	595,847	363,365	145,577	98,513	1,384,635
Municipal	131,982	278,802	28,078	-	-	813	439,675
Total	391,621	1,488,383	725,492	374,878	148,311	145,591	3,274,276
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

As of March 31, 2025, our fixed income portfolio remained well diversified, with 1,851 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of March 31, 2025, we had $220 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of March 31, 2025, we had $196 million in commercial and non-agency MBS and $403 million in MBS backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 10.0 percent of our investment portfolio at quarter end.

We had $1,385 million in corporate fixed income securities as of March 31, 2025, which includes $124 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 68 percent taxable securities and 32 percent tax-exempt securities. Approximately 93 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of March 31, 2025, our equity portfolio had a dividend yield of 1.9 percent, compared to 1.4 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 83 individual securities and five ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low-income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $57 million of investments in unconsolidated investees at March 31, 2025, compared to $56 million at December 31, 2024.

Our investment portfolio does not have any exposure to derivatives.

As of March 31, 2025, our capital structure consisted of $100 million in debt and $1.6 billion of shareholders’ equity. Debt outstanding comprised 6 percent of total capital as of March 31, 2025. Interest and fees on debt obligations totaled $1 million for the first three months of 2025, compared to $2 million for the same period in 2024. We incurred interest expense on debt at an average annual interest rate of 5.18 percent during the first three months of 2025, compared to 6.24 percent during the same period last year.

We paid a regular quarterly cash dividend of $0.15 per share on March 20, 2025, an increase of $0.01 from the prior quarter. We have increased dividends in each of the last 50 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2025, our holding company had $1.6 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $107 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first three months of 2025, RLI Ins. paid $80 million in ordinary dividends to RLI Corp. In 2024, RLI Ins. paid ordinary dividends totaling $152 million. As of March 31, 2025, $26 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our exposure to market risk from that reported in our 2024 Annual Report on Form 10-K.

Historically, our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed income securities. We have consistently invested in high credit quality, investment grade securities. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Annual Report on Form 10-K for more information.

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

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: April 25, 2025