Form 10-Q
period 2025-06-30
RLI CORP
filed 2025-07-24
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 2025, the number of shares outstanding of the registrant’s Common Stock was 91,829,470.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net premiums earned	$401,904	$379,065	$800,249	$739,741
Net investment income	39,418	33,961	76,144	66,808
Net realized gains (losses)	15,004	(192)	29,916	5,802
Net unrealized gains on equity securities	43,500	3,608	1,182	48,922
Consolidated revenue	$499,826	$416,442	$907,491	$861,273
Losses and settlement expenses	184,578	167,799	361,816	311,623
Policy acquisition costs	125,502	113,921	249,189	224,375
Insurance operating expenses	29,594	27,321	56,468	56,024
Interest expense on debt	1,350	1,604	2,685	3,222
General corporate expenses	4,754	4,140	7,702	9,150
Total expenses	$345,778	$314,785	$677,860	$604,394
Equity in earnings of unconsolidated investees	2,467	1,646	5,515	6,415
Earnings before income taxes	$156,515	$103,303	$235,146	$263,294
Income tax expense	32,179	21,311	47,596	53,402
Net earnings	$124,336	$81,992	$187,550	$209,892

Other comprehensive earnings (loss), net of tax	18,701	(7,843)	48,731	(20,514)
Comprehensive earnings	$143,037	$74,149	$236,281	$189,378

Basic net earnings per share	$1.35	$0.90	$2.04	$2.30
Diluted net earnings per share	$1.34	$0.89	$2.03	$2.27

Weighted average number of common shares outstanding:
Basic	91,827	91,474	91,799	91,417
Diluted	92,518	92,358	92,512	92,338

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$3,420,761	$3,175,796
(amortized cost of $3,573,679 and allowance for credit losses of $245 at 6/30/25)
(amortized cost of $3,391,159 and allowance for credit losses of $197 at 12/31/24)
Equity securities, at fair value (cost - $487,656 at 6/30/25 and $417,897 at 12/31/24)	810,959	736,191
Short-term investments, at cost which approximates fair value	115,662	74,915
Other invested assets	57,266	57,939
Cash	21,414	39,790
Total investments and cash	$4,426,062	$4,084,631
Accrued investment income	31,113	28,319
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $23,325 at 6/30/25 and $22,932 at 12/31/24	252,931	230,534
Ceded unearned premium	121,090	124,955
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,174 at 6/30/25 and $9,580 at 12/31/24	761,719	755,425
Deferred policy acquisition costs	180,765	166,214
Property and equipment, at cost, net of accumulated depreciation of $80,332 at 6/30/25 and $76,330 at 12/31/24	41,722	43,172
Investment in unconsolidated investees	61,183	56,477
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	-	7,793
Other assets	60,660	77,720
TOTAL ASSETS	$5,990,807	$5,628,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,806,889	$2,693,470
Unearned premiums	1,034,176	984,140
Reinsurance balances payable	32,773	44,681
Funds held	120,019	97,380
Income taxes-current	10,009	749
Income taxes-deferred	3,475	—
Debt	100,000	100,000
Accrued expenses	80,958	124,242
Other liabilities	67,847	62,173
TOTAL LIABILITIES	$4,256,146	$4,106,835

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 400,000,000)
(137,689,898 shares issued, 91,829,470 shares outstanding at 6/30/25)
(137,598,560 shares issued, 91,738,132 shares outstanding at 12/31/24)	$1,377	$1,376
Paid-in capital	372,539	367,645
Accumulated other comprehensive earnings (loss)	(124,992)	(173,723)
Retained earnings	1,878,736	1,719,668
Deferred compensation	12,611	13,498
Less: Treasury shares, at cost (45,860,428 shares at 6/30/25 and 12/31/24)	(405,610)	(406,497)
TOTAL SHAREHOLDERS’ EQUITY	$1,734,661	$1,521,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,990,807	$5,628,802

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2024	91,280,094	$1,413,514	$1,371	$361,660	$(166,303)	$1,609,785	$13,539	$(406,538)
Net earnings	—	127,900	—	—	—	127,900	—	—
Other comprehensive earnings (loss), net of tax	—	(12,671)	—	—	(12,671)	—	—	—
Deferred compensation	—	—	—	—	—	—	(790)	790
Share-based compensation	139,668	4,357	2	4,355	—	—	—	—
Dividends and dividend equivalents ($0.14 per share)	—	(12,348)	—	—	—	(12,348)	—	—
Balance, March 31, 2024	91,419,762	$1,520,752	$1,373	$366,015	$(178,974)	$1,725,337	$12,749	$(405,748)
Net earnings	—	81,992	—	—	—	81,992	—	—
Other comprehensive earnings (loss), net of tax	—	(7,843)	—	—	(7,843)	—	—	—
Deferred compensation	—	—	—	—	—	—	434	(434)
Share-based compensation	72,346	3,084	1	3,083	—	—	—	—
Dividends and dividend equivalents ($0.15 per share)	—	(13,278)	—	—	—	(13,278)	—	—
Balance, June 30, 2024	91,492,108	$1,584,707	$1,374	$369,098	$(186,817)	$1,794,051	$13,183	$(406,182)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2025	91,738,132	$1,521,967	$1,376	$367,645	$(173,723)	$1,719,668	$13,498	$(406,497)
Net earnings	—	63,214	—	—	—	63,214	—	—
Other comprehensive earnings (loss), net of tax	—	30,030	—	—	30,030	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,686)	1,686
Share-based compensation	34,602	2,777	—	2,777	—	—	—	—
Dividends and dividend equivalents ($0.15 per share)	—	(13,776)	—	—	—	(13,776)	—	—
Balance, March 31, 2025	91,772,734	$1,604,212	$1,376	$370,422	$(143,693)	$1,769,106	$11,812	$(404,811)
Net earnings	—	124,336	—	—	—	124,336	—	—
Other comprehensive earnings (loss), net of tax	—	18,701	—	—	18,701	—	—	—
Deferred compensation	—	—	—	—	—	—	799	(799)
Share-based compensation	56,736	2,118	1	2,117	—	—	—	—
Dividends and dividend equivalents ($0.16 per share)	—	(14,706)	—	—	—	(14,706)	—	—
Balance, June 30, 2025	91,829,470	$1,734,661	$1,377	$372,539	$(124,992)	$1,878,736	$12,611	$(405,610)

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$278,233	$212,771
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(455,880)	$(369,888)
Equity securities	(95,537)	(45,585)
Property and equipment	(2,358)	(3,840)
Other	(3,610)	(3,591)
Proceeds from sale of:
Fixed income securities, available-for-sale	29,970	41,543
Equity securities	55,251	31,473
Other	2,467	3,952
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	241,362	159,869
Net proceeds from sale (purchase) of short-term investments	(40,747)	9,058
Net cash used in investing activities	$(269,082)	$(177,009)
Cash Flows from Financing Activities
Cash dividends paid	$(28,453)	$(25,604)
Proceeds from stock option exercises	926	3,448
Net cash used in financing activities	$(27,527)	$(22,156)
Net increase (decrease) in cash	$(18,376)	$13,606
Cash at the beginning of the period	39,790	36,424
Cash at June 30,	$21,414	$50,030

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The allowances for uncollectible amounts on paid and unpaid reinsurance balances recoverable were $17 million and $10 million, respectively, at June 30, 2025 and December 31, 2024. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first six months of 2025 and less than $1 million was recovered.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at June 30, 2025 and December 31, 2024 is detailed in the following table:

	June 30,	December 31,
(in thousands)	2025	2024
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2025. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of June 30, 2025 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended June 30, 2025			Ended June 30, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$124,336	91,827	$1.35	$81,992	91,474	$0.90
Effect of Dilutive Securities
Stock options and restricted stock units	—	691		—	884
Diluted EPS
Earnings available to common shareholders	$124,336	92,518	$1.34	$81,992	92,358	$0.89
Anti-dilutive securities excluded from diluted EPS		48			—

	For the Six Months			For the Six Months
	Ended June 30, 2025			Ended June 30, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$187,550	91,799	$2.04	$209,892	91,417	$2.30
Effect of Dilutive Securities
Stock options and restricted stock units	—	713		—	921
Diluted EPS
Earnings available to common shareholders	$187,550	92,512	$2.03	$209,892	92,338	$2.27
Anti-dilutive securities excluded from diluted EPS		48			114

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $5 million for the second quarter of 2025, compared to $2 million of tax benefit for the same period in 2024. For the six-month period ended June 30, 2025, other comprehensive earnings (loss) is net of tax expense of $13 million, compared to $5 million of tax benefit for the same period in 2024.

Unrealized gains, net of tax, recognized in other comprehensive earnings (loss) were $49 million for the first six months of 2025. Comparatively, $21 million of unrealized losses, net of tax, were recognized in other comprehensive earnings (loss) in the first six months of 2024. The unrealized gains in 2025 were attributable to a decrease in interest rates, which increased the fair value of securities held in the fixed income portfolio. Interest rates increased during 2024, which decreased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated financial statements:

(in thousands)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Unrealized Gains (Losses) on Available-for-Sale Securities	2025	2024	2025	2024
Beginning balance	$(143,693)	$(178,974)	$(173,723)	$(166,303)
Other comprehensive earnings (loss) before reclassifications	17,922	(8,571)	47,822	(21,846)
Amounts reclassified from accumulated other comprehensive earnings	779	728	909	1,332
Net current-period other comprehensive earnings (loss)	$18,701	$(7,843)	$48,731	$(20,514)
Ending balance	$(124,992)	$(186,817)	$(124,992)	$(186,817)
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$1,102	$1,463

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months		For the Six Months
Component of Accumulated	Ended June 30,		Ended June 30,		Affected line item in the
Other Comprehensive Earnings (Loss)	2025	2024	2025	2024	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(898)	$(931)	$(1,103)	$(1,765)	Net realized gains (losses)
	(88)	9	(48)	79	Credit gains (losses) presented within net realized gains
	$(986)	$(922)	$(1,151)	$(1,686)	Earnings (loss) before income taxes
	207	194	242	354	Income tax (expense) benefit
	$(779)	$(728)	$(909)	$(1,332)	Net earnings (loss)

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

Equity Securities: As of June 30, 2025, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs and are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Realized gains and losses on disposition of investments are based on the specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the six-month periods ended June 30, 2025 and 2024:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2025
Fixed income securities - available-for-sale	$29,579	$188	$(1,000)	$(812)
Equity securities	55,251	30,034	(562)	29,472
2024
Fixed income securities - available-for-sale	$41,543	$357	$(1,139)	$(782)
Equity securities	31,473	13,344	(340)	13,004

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2025
Fixed income securities - available-for-sale	$241,380	$62	$(72)	$(10)
2024
Fixed income securities - available-for-sale	$158,472	$79	$(856)	$(777)

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized below:

	As of June 30, 2025
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$702,072	$—	$702,072
U.S. agency	—	55,998	—	55,998
Non-U.S. government & agency	—	11,089	999	12,088
Agency MBS	—	398,548	—	398,548
ABS/CMBS/MBS*	—	418,389	—	418,389
Corporate	—	1,309,630	96,297	1,405,927
Municipal	—	427,739	—	427,739
Total fixed income securities - available-for-sale	$—	$3,323,465	$97,296	$3,420,761
Equity securities	806,721	—	4,238	810,959
Total	$806,721	$3,323,465	$101,534	$4,231,720

	As of December 31, 2024
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$515,635	$—	$515,635
U.S. agency	—	54,338	—	54,338
Non-U.S. government & agency	—	6,898	973	7,871
Agency MBS	—	396,223	—	396,223
ABS/CMBS/MBS*	—	410,248	—	410,248
Corporate	—	1,256,991	89,530	1,346,521
Municipal	—	444,960	—	444,960
Total fixed income securities - available-for-sale	$—	$3,085,293	$90,503	$3,175,796
Equity securities	731,569	—	4,622	736,191
Total	$731,569	$3,085,293	$95,125	$3,911,987
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$98,945	$64,169	$95,125	$62,096
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	899	(44)	1,792	(315)
Purchases	3,028	9,575	8,098	12,310
Sales / Calls / Maturities	(1,338)	(1,020)	(3,481)	(1,411)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance as of June 30,	$101,534	$72,680	$101,534	$72,680
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$899	$(44)	$1,792	$(315)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of June 30, 2025 were as follows:

	June 30, 2025
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$246,543	$244,682
Due after one year through five years	819,878	812,427
Due after five years through 10 years	1,085,099	1,078,613
Due after 10 years	556,171	468,102
ABS/CMBS/MBS*	865,988	816,937
Total available-for-sale	$3,573,679	$3,420,761
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at June 30, 2025 and December 31, 2024 are presented in the tables below. Amortized cost does not include accrued interest receivable of $30 million as of June 30, 2025 and $27 million as of December 31, 2024.

	June 30, 2025
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$698,528	$—	$6,173	$(2,629)	$702,072
U.S. agency	56,151	—	780	(933)	55,998
Non-U.S. government & agency	12,729	—	135	(776)	12,088
Agency MBS	431,849	—	2,268	(35,569)	398,548
ABS/CMBS/MBS*	434,139	(77)	3,008	(18,681)	418,389
Corporate	1,430,965	(168)	11,450	(36,320)	1,405,927
Municipal	509,318	—	328	(81,907)	427,739
Total Fixed Income	$3,573,679	$(245)	$24,142	$(176,815)	$3,420,761

	December 31, 2024
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$525,608	$—	$309	$(10,282)	$515,635
U.S. agency	55,921	—	261	(1,844)	54,338
Non-U.S. government & agency	8,959	—	—	(1,088)	7,871
Agency MBS	438,545	—	927	(43,249)	396,223
ABS/CMBS/MBS*	430,973	(8)	2,208	(22,925)	410,248
Corporate	1,397,676	(189)	4,737	(55,703)	1,346,521
Municipal	533,477	—	1,003	(89,520)	444,960
Total Fixed Income	$3,391,159	$(197)	$9,445	$(224,611)	$3,175,796
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Allowance for Credit Losses and Unrealized Losses on Fixed Income Securities

A reversible allowance for credit losses is recognized on available-for-sale fixed income securities, if applicable. Several criteria are reviewed to determine if securities in the fixed income portfolio should be included in the allowance for expected credit loss evaluation, including:

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of June 30, 2025, the discounted cash flow analysis resulted in an allowance for credit losses on 9 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$157	$237	$197	$306
Increase to allowance from securities for which credit losses were not previously recorded	16	—	16	—
Reduction from securities sold during the period	(2)	(27)	—	(89)
Reductions from intent to sell securities	(15)	—	—	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	89	18	32	11
Balance as of June 30,	$245	$228	$245	$228

We recognized less than $1 million of losses on securities for which we no longer had the intent to hold until recovery during the first six months of 2025. No such losses were recognized during the first six months of 2024.

As of June 30, 2025, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,133 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $177 million in associated unrealized losses represents 5 percent of the fixed income portfolio’s cost basis and 4 percent of total invested assets. Isolated to these securities, unrealized losses decreased through the first six months of 2025, as bonds rallied on falling interest rates. Of the total 1,133 securities, 932 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	June 30, 2025			December 31, 2024
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$60,991	$120,340	$181,331	$303,226	$157,418	$460,644
Amortized cost	61,484	122,476	183,960	309,836	161,090	470,926
Unrealized loss	$(493)	$(2,136)	$(2,629)	$(6,610)	$(3,672)	$(10,282)
U.S. agency
Fair value	$14,696	$18,686	$33,382	$24,024	$18,330	$42,354
Amortized cost	15,031	19,284	34,315	24,910	19,288	44,198
Unrealized loss	$(335)	$(598)	$(933)	$(886)	$(958)	$(1,844)
Non-U.S. government
Fair value	$2,392	$4,028	$6,420	$4,075	$3,796	$7,871
Amortized cost	2,395	4,801	7,196	4,158	4,801	8,959
Unrealized Loss	$(3)	$(773)	$(776)	$(83)	$(1,005)	$(1,088)
Agency MBS
Fair value	$68,809	$227,415	$296,224	$108,772	$233,625	$342,397
Amortized cost	70,136	261,657	331,793	111,674	273,972	385,646
Unrealized loss	$(1,327)	$(34,242)	$(35,569)	$(2,902)	$(40,347)	$(43,249)
ABS/CMBS/MBS*
Fair value	$17,352	$157,095	$174,447	$43,027	$164,433	$207,460
Amortized cost	17,402	175,726	193,128	43,395	186,990	230,385
Unrealized loss	$(50)	$(18,631)	$(18,681)	$(368)	$(22,557)	$(22,925)
Corporate
Fair value	$215,519	$593,018	$808,537	$378,305	$700,574	$1,078,879
Amortized cost	221,224	623,633	844,857	389,299	745,283	1,134,582
Unrealized loss	$(5,705)	$(30,615)	$(36,320)	$(10,994)	$(44,709)	$(55,703)
Municipal
Fair value	$26,009	$360,306	$386,315	$48,514	$355,475	$403,989
Amortized cost	26,703	441,519	468,222	49,491	444,018	493,509
Unrealized loss	$(694)	$(81,213)	$(81,907)	$(977)	$(88,543)	$(89,520)
Total fixed income
Fair value	$405,768	$1,480,888	$1,886,656	$909,943	$1,633,651	$2,543,594
Amortized cost	414,375	1,649,096	2,063,471	932,763	1,835,442	2,768,205
Unrealized loss	$(8,607)	$(168,208)	$(176,815)	$(22,820)	$(201,791)	$(224,611)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at June 30, 2025 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$1,693,968	$1,534,547	$(159,421)	90.2%
2	BBB	Baa	321,576	306,145	(15,431)	8.7%
3	BB	Ba	18,928	18,533	(395)	0.2%
4	B	B	24,173	23,343	(830)	0.5%
5	CCC	Caa	4,006	3,601	(405)	0.2%
6	CC or lower	Ca or lower	820	487	(333)	0.2%
		Total	$2,063,471	$1,886,656	$(176,815)	100.0%

Other Invested Assets

We had $57 million of other invested assets at June 30, 2025, compared to $58 million at December 31, 2024. Other invested assets include investments in low-income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC and

HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests increased to $11 million at June 30, 2025, compared to $7 million at December 31, 2024, as additional investments were made. Our LIHTC interests recognized amortization of $1 million as a component of income tax expense and a total tax benefit of $1 million during the second quarter of 2025 and 2024. For the six-months ended June 30, 2025 and 2024, our LIHTC interests recognized amortization of $1 million and a total tax benefit of $1 million. Our unfunded commitment for our LIHTC investments was $5 million at June 30, 2025 and will be paid out in installments through 2039.

Our HTC investment had a balance of $13 million at June 30, 2025, compared to $15 million at December 31, 2024. Our HTC investment recognized $1 million of amortization as a component of income tax expense and a total tax benefit of $1 million during the second quarter of 2025 and 2024. For the six-months ended June 30, 2025, our HTC investment recognized amortization of $2 million and a total tax benefit of $2 million, compared to $2 million of amortization and a total tax benefit of $3 million for the same period in 2024. Our unfunded commitment for our HTC investments was $4 million at June 30, 2025 and will be paid out in installments through 2027.

At June 30, 2025, $55 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. At June 30, 2025, $50 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $18 million at June 30, 2025, down from $24 million at December 31, 2024, and had $3 million of associated unfunded commitments at June 30, 2025. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $61 million of investments in unconsolidated investees at June 30, 2025, compared to $56 million at December 31, 2024. At June 30, 2025, our investment in Prime Holdings Insurance Services, Inc. (Prime) was $61 million and other investments in unconsolidated investees totaled less than $1 million.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. We had a cash and short-term investment balance of $21 million and $116 million, respectively, at June 30, 2025, compared to $40 million and $75 million, respectively, at December 31, 2024.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first six months of 2025 and 2024:

	For the Six Months
	Ended June 30,
(in thousands)	2025	2024
Unpaid losses and LAE at beginning of year
Gross	$2,693,470	$2,446,025
Ceded	(755,425)	(757,349)
Net	$1,938,045	$1,688,676

Increase (decrease) in incurred losses and LAE
Current accident year	$420,433	$376,546
Prior accident years	(58,617)	(64,923)
Total incurred	$361,816	$311,623

Loss and LAE payments for claims incurred
Current accident year	$(35,903)	$(40,078)
Prior accident years	(218,788)	(197,887)
Total paid	$(254,691)	$(237,965)

Net unpaid losses and LAE at June 30,	$2,045,170	$1,762,334

Unpaid losses and LAE at June 30,
Gross	$2,806,889	$2,544,622
Ceded	(761,719)	(782,288)
Net	$2,045,170	$1,762,334

For the first six months of 2025, incurred losses and LAE included $59 million of favorable development on prior years’ loss reserves, largely from accident years 2019 through 2022 and 2024. Marine, commercial excess, surety, commercial property, general liability and our mortgage reinsurance program were drivers of the favorable development. While no products experienced significant adverse development, auto liability exposures developed adversely for some products, most notably in commercial transportation.

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

4. INCOME TAXES

Our effective tax rate for the three and six months ended June 30, 2025 was 20.6 percent and 20.2 percent, compared to 20.6 percent and 20.3 percent for the same period in 2024. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense attributable to income from operations for the three and six-month periods ended June 30, 2025 and 2024 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the table below. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended June 30,				For the Six Months Ended June 30, 2025
	2025		2024		2025		2024
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$32,868	21.0%	$21,694	21.0%	$49,381	21.0%	$55,292	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(408)	(0.3)%	(422)	(0.4)%	(3,159)	(1.4)%	(2,297)	(0.8)%
Tax exempt interest income	(163)	(0.1)%	(249)	(0.2)%	(332)	(0.1)%	(509)	(0.2)%
Dividends received deduction	(247)	(0.2)%	(234)	(0.2)%	(499)	(0.2)%	(468)	(0.2)%
Tax credit	(645)	(0.4)%	(768)	(0.8)%	(1,290)	(0.6)%	(1,536)	(0.6)%
ESOP dividends paid deduction	(159)	(0.1)%	(151)	(0.2)%	(308)	(0.1)%	(290)	(0.1)%
Nondeductible expenses	889	0.6%	946	0.9%	1,566	0.7%	1,659	0.6%
Other items, net	44	0.1%	495	0.5%	2,237	0.9%	1,551	0.6%
Total tax expense	$32,179	20.6%	$21,311	20.6%	$47,596	20.2%	$53,402	20.3%

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which we believe will generate sufficient taxable income to realize the deferred tax asset.

The One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025. The primary implications to the Company include the timing of when depreciation and other costs can be deducted for tax purposes. The Company does not expect the tax provisions in the OBBBA to have a material impact on our financial statements.

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

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023, LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 8,009,782 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 1,083,188 awards under the 2023 LTIP, including 270,006 thus far in 2025.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2 million and $4 million in the three and six-month periods ended June 30, 2025 and 2024. The total income tax benefit was less than $1 million for the three and six-month periods ended June 30, 2025 and 2024. Total unrecognized compensation expense relating to outstanding and unvested awards was $9 million, which will be recognized over the weighted average vesting period of 2.57 years.

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

The following tables summarize option activity for the six-month period ended June 30, 2025:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2025	2,837,938	$52.80
Options granted	233,805	74.39
Options exercised	(71,350)	28.30
Options canceled/forfeited	(7,990)	63.67
Outstanding options at June 30, 2025	2,992,403	$55.05	4.33	$52,311
Exercisable options at June 30, 2025	1,803,640	$48.74	3.26	$42,367

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $3 million and $9 million during the first six months of 2025 and 2024, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2025		2024
Weighted-average fair value of grants	$15.33		$15.55
Risk-free interest rates	4.10%		4.91%
Dividend yield	2.52%		2.30%
Expected volatility	23.18%		23.08%
Expected option life	5.04	years	5.00	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or greater. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $3 million and $2 million during the first six months of 2025 and 2024, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2025	99,095	$67.54
Granted	36,201	74.53
Reinvested	418	74.05
Vested	(34,687)	64.40
Forfeited	(1,198)	70.23
Nonvested at June 30, 2025	99,829	$71.16

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

The following table summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Six Months
Net Premiums Earned	Ended June 30,		Ended June 30,
(in thousands)	2025	2024	2025	2024
Casualty
Commercial excess and personal umbrella	$108,911	$85,986	$212,120	$166,021
Commercial transportation	30,015	29,323	60,274	56,624
General liability	27,589	26,104	54,307	51,516
Professional services	26,623	26,000	53,210	51,085
Small commercial	20,000	19,459	39,915	37,796
Executive products	5,521	5,448	11,464	11,363
Other casualty	15,979	16,780	32,396	32,971
Total	$234,638	$209,100	$463,686	$407,376
Property
Commercial property	$76,876	$87,400	$159,688	$175,005
Marine	41,017	37,069	78,726	69,637
Other property	12,771	9,628	24,794	18,866
Total	$130,664	$134,097	$263,208	$263,508
Surety
Transactional	$13,096	$12,308	$25,756	$24,416
Commercial	12,422	12,700	25,198	23,325
Contract	11,084	10,860	22,401	21,116
Total	$36,602	$35,868	$73,355	$68,857
Grand Total	$401,904	$379,065	$800,249	$739,741

The following tables present our operating results by segment, as evaluated by the CODM.

For the Three Months Ended June 30, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$234,638	$130,664	$36,602	$401,904
Net investment income	-	-	-	39,418
Net realized gains (losses)	-	-	-	15,004
Net unrealized gains on equity securities	-	-	-	43,500
Consolidated revenue	$234,638	$130,664	$36,602	$499,826

Less: Expenses
Losses and settlement expenses	$141,260	$38,459	$4,859
Amortization of deferred acquisition costs	45,761	26,698	12,656
Other policy acquisition costs	22,067	7,320	11,000
Insurance operating expenses	17,261	8,676	3,657
Segment earnings before income taxes	$8,289	$49,511	$4,430	$62,230

Depreciation and amortization expense	$1,544	$521	$359

For the Three Months Ended June 30, 2024

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$209,100	$134,097	$35,868	$379,065
Net investment income	-	-	-	33,961
Net realized gains (losses)	-	-	-	(192)
Net unrealized gains on equity securities	-	-	-	3,608
Consolidated revenue	$209,100	$134,097	$35,868	$416,442

Less: Expenses
Losses and settlement expenses	$121,850	$41,382	$4,567
Amortization of deferred acquisition costs	39,904	27,046	11,827
Other policy acquisition costs	21,256	4,227	9,661
Insurance operating expenses	15,775	8,262	3,284
Segment earnings before income taxes	$10,315	$53,180	$6,529	$70,024

Depreciation and amortization expense	$1,391	$469	$253

For the Six Months Ended June 30, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$463,686	$263,208	$73,355	$800,249
Net investment income	-	-	-	76,144
Net realized gains (losses)	-	-	-	29,916
Net unrealized gains on equity securities	-	-	-	1,182
Consolidated revenue	$463,686	$263,208	$73,355	$907,491

Less: Expenses
Losses and settlement expenses	$287,095	$71,184	$3,537
Amortization of deferred acquisition costs	88,664	53,674	25,258
Other policy acquisition costs	44,736	15,277	21,580
Insurance operating expenses	32,831	16,647	6,990
Segment earnings before income taxes	$10,360	$106,426	$15,990	$132,776

Depreciation and amortization expense	$3,049	$1,019	$669

For the Six Months Ended June 30, 2024

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$407,376	$263,508	$68,857	$739,741
Net investment income	-	-	-	66,808
Net realized gains (losses)	-	-	-	5,802
Net unrealized gains on equity securities	-	-	-	48,922
Consolidated revenue	$407,376	$263,508	$68,857	$861,273

Less: Expenses
Losses and settlement expenses	$231,322	$73,959	$6,342
Amortization of deferred acquisition costs	76,739	53,265	23,103
Other policy acquisition costs	42,855	8,642	19,771
Insurance operating expenses	32,471	16,746	6,807
Segment earnings before income taxes	$23,989	$110,896	$12,834	$147,719

Depreciation and amortization expense	$2,800	$921	$512

The following table reconciles segment earnings before income taxes to earnings before income taxes.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of earnings before income taxes
Segment earnings before income taxes	$62,230	$70,024	$132,776	$147,719
Net investment income	39,418	33,961	76,144	66,808
Net realized gains (losses)	15,004	(192)	29,916	5,802
Net unrealized gains on equity securities	43,500	3,608	1,182	48,922
Interest expense on debt	(1,350)	(1,604)	(2,685)	(3,222)
General corporate expenses	(4,754)	(4,140)	(7,702)	(9,150)
Equity in earnings of unconsolidated investees	2,467	1,646	5,515	6,415
Earnings before income taxes	$156,515	$103,303	$235,146	$263,294

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease-related information, as of and during the three and six-month periods ended June 30, 2025 and 2024, were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,081	$1,153	$2,230	$2,334
Variable lease cost	459	260	787	508
Sublease income	(42)	(42)	(85)	(85)
Total lease cost	$1,498	$1,371	$2,932	$2,757

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,017	$1,105	$2,245	$2,168

ROU assets obtained in exchange for new operating lease liabilities	$467	$333	$480	$3,789

(in thousands)	June 30, 2025		December 31, 2024
Operating lease ROU assets	$12,540		$14,016
Operating lease liabilities	$14,219		$15,711
Weighted-average remaining lease term - operating leases	5.89	years	6.01	years
Weighted-average discount rate - operating leases	3.72%		3.63%

Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows:

(in thousands)	June 30, 2025
2025	$2,143
2026	3,947
2027	2,529
2028	1,617
2029	1,470
2030	887
Thereafter	3,602
Total future minimum lease payments	$16,195
Less imputed interest	(1,976)
Total operating lease liability	$14,219

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2025	2024	2025	2024
Net earnings	$124,336	$81,992	$187,550	$209,892
Income tax expense	32,179	21,311	47,596	53,402
Earnings before income taxes	$156,515	$103,303	$235,146	$263,294
Equity in earnings of unconsolidated investees	(2,467)	(1,646)	(5,515)	(6,415)
General corporate expenses	4,754	4,140	7,702	9,150
Interest expense on debt	1,350	1,604	2,685	3,222
Net unrealized gains on equity securities	(43,500)	(3,608)	(1,182)	(48,922)
Net realized (gains) losses	(15,004)	192	(29,916)	(5,802)
Net investment income	(39,418)	(33,961)	(76,144)	(66,808)
Net underwriting income	$62,230	$70,024	$132,776	$147,719

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net premiums earned increased 8 percent, driven primarily by products in our casualty and surety segments. Investment income was up 14 percent, due to an increased average asset base and higher reinvestment rates. Positive market performance resulted in $1 million of unrealized gains on equity securities in the first six months of 2025, compared to $49 million in 2024. Realized gains during the first six months of 2025 were comprised of $29 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $1 million of realized losses on the fixed income portfolio and $2 million of other realized gains. This compares to $13 million of realized gains on the equity portfolio, $2 million of realized losses on the fixed income portfolio and $5 million of other realized losses during the first six months of 2024.

	For the Six Months
	Ended June 30,
Consolidated Revenues (in thousands)	2025	2024
Net premiums earned	$800,249	$739,741
Net investment income	76,144	66,808
Net realized gains (losses)	29,916	5,802
Net unrealized gains on equity securities	1,182	48,922
Total consolidated revenue	$907,491	$861,273

Underwriting income was $133 million on an 83.4 combined ratio for the first six months of 2025, compared to $148 million on an 80.0 combined ratio in the same period of 2024. Underwriting results for 2025 were impacted by $26 million of pretax losses from catastrophe events, compared to $28 million in 2024. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $59 million in the first six months of 2025, compared to $65 million in 2024.

The loss ratio increased to 45.2 from 42.1 due to lower levels of favorable development on prior years’ loss reserves. Additionally, the loss ratio increased from a shift in the mix of business towards casualty lines, which tend to have higher loss ratios than our property and surety products, particularly in periods with lower catastrophe losses. The expense ratio increased to 38.2 from 37.9. Increased expenses were driven by continued investments in people and technology, as well as higher acquisition-related costs, which can fluctuate between periods.

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

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $5 million of investee earnings from Prime in the first six months of 2025 and $6 million in 2024.

Net earnings for the first six months of 2025 totaled $188 million, compared to $210 million for the same period in 2024. An increase in investment income and realized gains partially offset a decline in unrealized gains on equity securities and underwriting income, which resulted in the overall reduction in earnings.

Comprehensive earnings totaled $236 million for the first six months of 2025, compared to $189 million for the first six months of 2024. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive earnings of $49 million in the first six months of 2025 was primarily attributable to lower interest rates, which increased the fair value of securities held in the fixed income portfolio. Comparatively, $21 million of other comprehensive loss was recognized in 2024, as higher interest rates decreased the fair value of securities held in the fixed income portfolio.

Premiums

Gross premiums written increased $21 million for the first six months of 2025, compared to the same period of 2024, primarily from our casualty segment. Net premiums earned increased $61 million, driven by our casualty and surety segments.

	Gross Premiums Written			Net Premiums Earned
	For the Six Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Casualty
Commercial excess and personal umbrella	$284,962	$225,219	27%	$212,120	$166,021	28%
Commercial transportation	65,698	67,875	(3)%	60,274	56,624	6%
General liability	62,035	55,568	12%	54,307	51,516	5%
Professional services	59,732	57,600	4%	53,210	51,085	4%
Small commercial	43,242	44,769	(3)%	39,915	37,796	6%
Executive products	38,363	38,093	1%	11,464	11,363	1%
Other casualty	31,032	42,761	(27)%	32,396	32,971	(2)%
Total	$585,064	$531,885	10%	$463,686	$407,376	14%
Property
Commercial property	$259,416	$305,671	(15)%	$159,688	$175,005	(9)%
Marine	90,938	85,996	6%	78,726	69,637	13%
Other property	31,515	24,711	28%	24,794	18,866	31%
Total	$381,869	$416,378	(8)%	$263,208	$263,508	(0)%
Surety
Commercial	$32,357	$29,906	8%	$25,198	$23,325	8%
Transactional	28,851	27,390	5%	25,756	24,416	5%
Contract	25,246	26,489	(5)%	22,401	21,116	6%
Total	$86,454	$83,785	3%	$73,355	$68,857	7%
Grand Total	$1,053,387	$1,032,048	2%	$800,249	$739,741	8%

Casualty

Gross premiums written for the casualty segment increased $53 million in the first six months of 2025. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth within our personal umbrella distribution channels. Premium growth for commercial excess and general liability was driven by expanded marketing efforts, while some of our competitors pulled back from the construction market, and increased construction spending in targeted markets. Other casualty premium was down for the first six months of 2025, as we exited from various captive programs, reduced our participation on the reinsurance agreement with Prime and experienced increased competition within our binding authority product.

Property

Gross premiums written for the property segment decreased $35 million in the first six months of 2025. After several consecutive years of rate increases, rates on commercial property exposures declined in the first half of 2025, driven by more intense competition. However, new opportunities, rate increases and strong sections of the construction market led to $5 million of premium growth for our marine product. Additionally, some competitors have reduced their appetite for select Hawaii homeowner coverages, which, along with rate increases, has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment increased $3 million for the first six months of 2025. Transactional and commercial surety grew as result of continued marketing efforts and new regional bonding requirements. However, a slowdown in bid activity for larger public construction projects resulted in a decline in contract surety premium.

Underwriting Income

	For the Six Months
	Ended June 30,
	2025	2024
Underwriting Income (in thousands)
Casualty	$10,360	$23,989
Property	106,426	110,896
Surety	15,990	12,834
Total	$132,776	$147,719

Combined Ratio
Casualty	97.8	94.1
Property	59.6	57.9
Surety	78.2	81.4
Total	83.4	80.0

Casualty

The casualty segment recorded underwriting income of $10 million in the first six months of 2025, compared to $24 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $20 million in 2025, primarily on accident years 2019 through 2022 and 2024. Larger drivers of the favorable development were commercial excess, general liability and subsegments within professional liability, while auto liability exposures developed adversely for some products, most notably in commercial transportation. In comparison, $32 million of prior accident years’ reserves were released in the first six months of 2024. General liability, executive products, personal umbrella, professional services and commercial excess drove the favorable development in 2024. Storm losses on casualty-oriented package policies that include property coverage resulted in $2 million of losses in 2025 and 2024.

The combined ratio for the casualty segment was 97.8 in 2025, compared to 94.1 in 2024. The segment’s loss ratio was 61.9 in 2025, up from 56.8 in 2024. Lower levels of reserve releases on prior accident years and higher current year loss reserves, primarily in auto exposed lines, resulted in the higher loss ratio in 2025. The expense ratio for the casualty segment was 35.9, down from 37.3 for the same period last year, as the growth in the earned premium base exceeded the growth in expense.

Property

The property segment recorded underwriting income of $106 million for the first six months of 2025, compared to $111 million for the same period last year. Underwriting results for 2025 included $28 million of favorable development on prior years’ loss and catastrophe reserves, offset by $24 million of storm and other catastrophe losses. Comparatively, the 2024 underwriting results included $25 million of favorable development on prior years’ loss and catastrophe reserves, as well as $26 million of storm losses.

Underwriting results for the first six months of 2025 translated into a combined ratio of 59.6, compared to 57.9 for the same period last year. The segment’s loss ratio was 27.0 in 2025, down from 28.1 in 2024, as a result of larger releases on prior accident years’ loss reserves and lower current accident year storm losses. The segment’s expense ratio increased to 32.6 in 2025 from 29.8 in the prior year, as a result of changes in our reinsurance cost and structure, as well as higher acquisition-related expenses, which can fluctuate between periods.

Surety

The surety segment recorded underwriting income of $16 million for the first six months of 2025, compared to $13 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2025 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $11 million. Results for 2024 included $8 million of favorable development on prior accident years’ reserves. Additionally, $2 million of reinsurance reinstatement premium was recorded in 2024 on a prior year loss, which reduced net premiums earned and underwriting income.

The combined ratio for the surety segment totaled 78.2 for the first six months of 2025, compared to 81.4 for the same period in 2024. The segment’s loss ratio was 4.8 in 2025, down from 9.2 in 2024, due to higher levels of favorable prior accident years’ reserve development. The expense ratio was 73.4, up from 72.2 in the prior year.

Investment Income

Our investment portfolio generated net investment income of $76 million during the first six months of 2025, an increase of 14 percent from the same period in 2024. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first six months of 2025 and 2024 were as follows:

	2025	2024
Pretax Yield
Taxable	4.04%	3.74%
Tax-Exempt	2.91%	2.86%
After-Tax Yield
Taxable	3.19%	2.95%
Tax-Exempt	2.76%	2.71%

The following table depicts the composition of our investment portfolio at June 30, 2025 as compared to December 31, 2024:

(in thousands)	June 30, 2025		December 31, 2024
Fixed income	$3,420,761	77.3%	$3,175,796	77.8%
Equity securities	810,959	18.3%	736,191	18.0%
Short-term investments	115,662	2.6%	74,915	1.8%
Other invested assets	57,266	1.3%	57,939	1.4%
Cash	21,414	0.5%	39,790	1.0%
Total investments and cash	$4,426,062	100.0%	$4,084,631	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support our insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $245 million in the first six months of 2025, as bonds rallied and cash flows were largely allocated to the fixed income portfolio. Average fixed income duration was 4.9 years at June 30, 2025, reflecting our liability structure and sound capital position. The equity portfolio increased by $75 million during the first six months of 2025, primarily due to strength in the equity markets. Short-term investments increased by $41 million, as yields on AAA-rated government money market funds remained relatively attractive.

Income Taxes

Our effective tax rate for the first six months of 2025 was 20.2 percent, compared to 20.3 percent for the same period in 2024. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net premiums earned increased 6 percent, driven primarily by products in our casualty segment. Investment income was up 16 percent, due to an increased average asset base and higher reinvestment rates. Positive market performance resulted in $44 million of unrealized gains on equity securities in the second quarter of 2025, compared to $4 million in 2024. Realized gains during the second quarter of 2025 were comprised of $14 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $1 million of realized losses on the fixed income portfolio and $2 million of other realized gains. This compares to $6 million of realized gains on the equity portfolio, $1 million of realized losses on the fixed income portfolio and $5 million of other realized losses during the second quarter of 2024.

	For the Three Months
	Ended June 30,
Consolidated Revenues (in thousands)	2025	2024
Net premiums earned	$401,904	$379,065
Net investment income	39,418	33,961
Net realized gains (losses)	15,004	(192)
Net unrealized gains on equity securities	43,500	3,608
Total consolidated revenue	$499,826	$416,442

Underwriting income was $62 million on an 84.5 combined ratio for the second quarter of 2025, compared to $70 million on an 81.5 combined ratio in the same period of 2024. Underwriting results for 2025 were impacted by $14 million of pretax losses from catastrophe events, compared to $16 million in 2024. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $28 million in the second quarter of 2025, compared to $23 million in 2024.

The loss ratio increased to 45.9 from 44.3 due to a shift in the mix of business towards casualty lines, which tend to have higher loss ratios than our property and surety products, particularly in periods with lower catastrophe losses. The expense ratio increased to 38.6 from 37.2. Positive equity market returns resulted in more book value growth in 2025 and a corresponding increase in bonus expense accruals when compared to 2024. Increased expenses were also driven by continued investments in people and technology, as well as higher acquisition-related costs, which can fluctuate between periods.

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

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime. We recognized $3 million of investee earnings from Prime in the second quarter of 2025 and $2 million in 2024.

Net earnings for the second quarter of 2025 totaled $124 million, compared to $82 million for the same period in 2024. Unrealized gains on equity securities and an increase in investment income offset a decline in underwriting income, which resulted in the overall increase in earnings.

Comprehensive earnings totaled $143 million for the second quarter of 2025, compared to $74 million for the second quarter of 2024. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive earnings of $19 million in the second quarter of 2025 was primarily attributable to lower interest rates, which increased the fair value of securities held in the fixed income portfolio. Comparatively, $8 million of other comprehensive loss was recognized in 2024, as higher interest rates decreased the fair value of securities held in the fixed income portfolio.

Premiums

Gross premiums written decreased $1 million for the second quarter of 2025, compared to the same period of 2024. Declines in the property segment offset growth in our casualty and surety segments. Net premiums earned increased $23 million, driven by the casualty segment.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended June 30,			Ended June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Casualty
Commercial excess and personal umbrella	$149,632	$123,037	22%	$108,911	$85,986	27%
Commercial transportation	34,782	38,746	(10)%	30,015	29,323	2%
General liability	31,561	28,808	10%	27,589	26,104	6%
Professional services	31,320	30,808	2%	26,623	26,000	2%
Small commercial	22,097	23,143	(5)%	20,000	19,459	3%
Executive products	21,536	21,680	(1)%	5,521	5,448	1%
Other casualty	15,682	20,334	(23)%	15,979	16,780	(5)%
Total	$306,610	$286,556	7%	$234,638	$209,100	12%
Property
Commercial property	$148,544	$176,977	(16)%	$76,876	$87,400	(12)%
Marine	46,212	45,422	2%	41,017	37,069	11%
Other property	17,061	13,615	25%	12,771	9,628	33%
Total	$211,817	$236,014	(10)%	$130,664	$134,097	(3)%
Surety
Transactional	$14,143	$13,276	7%	$13,096	$12,308	6%
Commercial	16,363	14,275	15%	12,422	12,700	(2)%
Contract	13,348	13,252	1%	11,084	10,860	2%
Total	$43,854	$40,803	7%	$36,602	$35,868	2%
Grand Total	$562,281	$563,373	(0)%	$401,904	$379,065	6%

Casualty

Gross premiums written for the casualty segment increased $20 million in the second quarter of 2025. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth within our personal umbrella distribution channels. Premium growth for commercial excess and general liability was driven by expanded marketing efforts, while some of our competitors pulled back from the construction market, and increased construction spending in targeted markets. Other casualty premium was down for the quarter as we exited from various captive programs and reduced our participation on the reinsurance agreement with Prime. Additionally, heightened competition resulted in a decrease in commercial transportation premium.

Property

Gross premiums written for the property segment decreased $24 million in the second quarter of 2025. After several consecutive years of rate increases, rates on commercial property exposures declined in the second quarter of 2025, driven by more intense competition. However, some competitors have reduced their appetite for select Hawaii homeowner coverages, which, along with rate increases, has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment increased $3 million for the second quarter of 2025. Transactional and commercial surety grew as result of continued marketing efforts and new regional bonding requirements.

Underwriting Income

	For the Three Months
	Ended June 30,
	2025	2024
Underwriting Income (in thousands)
Casualty	$8,289	$10,315
Property	49,511	53,180
Surety	4,430	6,529
Total	$62,230	$70,024

Combined Ratio
Casualty	96.5	95.1
Property	62.1	60.3
Surety	87.9	81.8
Total	84.5	81.5

Casualty

The casualty segment recorded underwriting income of $8 million in the second quarter of 2025, compared to $10 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $15 million in 2025, primarily on accident years 2018 through 2020, 2022 and 2024. Larger drivers of the favorable development were commercial excess, personal umbrella, general liability and subsegments within professional liability. In comparison, $14 million of prior accident years’ reserves were released in the second quarter of 2024. Professional services, commercial excess, executive products and general liability were drivers of the favorable development in 2024. Storm losses on casualty-oriented package policies that include property coverage resulted in $1 million of losses in 2025 and 2024.

The combined ratio for the casualty segment was 96.5 in 2025, compared to 95.1 in 2024. The segment’s loss ratio was 60.2 in 2025, up from 58.3 in 2024. Higher current year loss reserves, primarily in auto exposed lines, and an overall shift in mix towards higher loss ratio products resulted in the higher loss ratio in 2025. The expense ratio for the casualty segment was 36.3, down from 36.8 for the same period last year, as the growth in the earned premium base exceeded the growth in expense.

Property

The property segment recorded underwriting income of $50 million for the second quarter of 2025, compared to $53 million for the same period last year. Underwriting results for 2025 included $10 million of favorable development on prior years’ loss and catastrophe reserves, as well as $13 million of storm losses. Comparatively, the 2024 underwriting results included $6 million of favorable development on prior years’ loss and catastrophe reserves, as well as $15 million of storm losses.

Underwriting results for the second quarter of 2025 translated into a combined ratio of 62.1, compared to 60.3 for the same period last year. The segment’s loss ratio was 29.4 in 2025, down from 30.9 in 2024, as a result of larger releases on prior accident years’ loss reserves and less current accident year storm losses. The segment’s expense ratio increased to 32.7 in 2025, up from 29.4 in the prior year, driven by changes in our reinsurance cost and structure, along with higher acquisition-related expenses, which can fluctuate between periods.

Surety

The surety segment recorded underwriting income of $4 million for the second quarter of 2025, compared to $7 million for the same period last year. Results for 2025 and 2024 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $2 million in each period.

The combined ratio for the surety segment totaled 87.9 for the second quarter of 2025, compared to 81.8 for the same period in 2024. The segment’s loss ratio was 13.3 in 2025, up from 12.7 in 2024. The expense ratio was 74.6, up from 69.1 in the prior year, due to continued investments in people and technology, as well as higher acquisition expenses.

Investment Income

Our investment portfolio generated net investment income of $39 million during the second quarter of 2025, an increase of 16 percent from the same period in 2024. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the second quarter of 2025 and 2024 were as follows:

	2025	2024
Pretax Yield
Taxable	4.06%	3.75%
Tax-Exempt	2.95%	2.90%
After-Tax Yield
Taxable	3.21%	2.96%
Tax-Exempt	2.80%	2.75%

Income Taxes

Our effective tax rate for the second quarter of 2025 and 2024 was 20.6 percent. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2025 and 2024:

(in thousands)	2025	2024
Operating cash flows	$278,233	$212,771
Investing cash flows	(269,082)	(177,009)
Financing cash flows	(27,527)	(22,156)
Total	$(18,376)	$13,606

Our largest source of cash is premiums received from customers and our largest cash outflow is claim payments on insured losses. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first six months of 2025 benefited from increased premium and investment income receipts relative to the first six months of 2024.

As of June 30, 2025, we had $100 million in debt outstanding. On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries an adjustable interest rate of 5.92 percent, which will reset during the third quarter of 2025. The credit facility with PNC was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. Further, RLI Insurance Company borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 12, 2024. The borrowing matures on November 12, 2025. Interest is paid monthly at an annualized rate of 4.44 percent.

Two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of June 30, 2025, $55 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

As of June 30, 2025, we had cash and other investments maturing within one year of approximately $383 million and an additional $828 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at June 30, 2025 have increased $341 million from December 31, 2024. As of June 30, 2025, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$698,528	$702,072	$3,544	15.8%	AA+
U.S. agency	56,151	55,998	(153)	1.3%	AA+
Non-U.S. government & agency	12,729	12,088	(641)	0.3%	A-
Agency MBS	431,849	398,548	(33,301)	9.0%	AA+
ABS/CMBS/MBS**	434,139	418,389	(15,750)	9.4%	AA
Corporate	1,430,965	1,405,927	(25,038)	31.8%	A-
Municipal	509,318	427,739	(81,579)	9.7%	AA+
Total fixed income	$3,573,679	$3,420,761	$(152,918)	77.3%	AA-
Equity	487,656	810,959	323,303	18.3%
Short-term investments	115,662	115,662	—	2.6%
Other invested assets	58,563	57,266	(1,297)	1.3%
Cash	21,414	21,414	—	0.5%
Total portfolio	$4,256,974	$4,426,062	$169,088	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of June 30, 2025, our fixed income portfolio had the following rating distribution:

					Below
					Investment
	AAA	AA	A	BBB	Grade	No Rating	Fair Value
U.S. government	-	702,072	-	-	-	-	702,072
U.S. agency	-	55,998	-	-	-	-	55,998
Non-U.S. government & agency	-	1,393	4,344	5,352	-	999	12,088
Agency MBS	-	398,548	-	-	-	-	398,548
ABS/CMBS/MBS*	215,439	38,811	111,993	-	9,172	42,974	418,389
Corporate	25,842	179,637	587,549	360,953	155,649	96,297	1,405,927
Municipal	123,814	275,546	27,818	-	-	561	427,739
Total	365,095	1,652,005	731,704	366,305	164,821	140,831	3,420,761
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

As of June 30, 2025, our fixed income portfolio remained well diversified, with 1,886 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of June 30, 2025, we had $225 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of June 30, 2025, we had $191 million in commercial and non-agency MBS and $399 million in MBS backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 9.4 percent of our investment portfolio at quarter end.

We had $1,406 million in corporate fixed income securities as of June 30, 2025, which includes $133 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 69 percent taxable securities and 31 percent tax-exempt securities. Approximately 93 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of June 30, 2025, our equity portfolio had a dividend yield of 1.6 percent, compared to 1.3 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 79 individual securities and five ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low-income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $61 million of investments in unconsolidated investees at June 30, 2025, compared to $56 million at December 31, 2024.

Our investment portfolio does not have any exposure to derivatives.

As of June 30, 2025, our capital structure consisted of $100 million in debt and $1.7 billion of shareholders’ equity. Debt outstanding comprised 5 percent of total capital as of June 30, 2025. Interest and fees on debt obligations totaled $3 million for the first six months of 2025 and 2024. We incurred interest expense on debt at an average annual interest rate of 5.18 percent during the first six months of 2025, compared to 6.21 percent during the same period last year.

We paid a regular quarterly cash dividend of $0.16 per share on June 20, 2025, an increase of $0.01 from the prior quarter. We have increased dividends in each of the last 50 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2025, our holding company had $1.7 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $121 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first six months of 2025, RLI Ins. paid $110 million in ordinary dividends to RLI Corp. In 2024, RLI Ins. paid ordinary dividends totaling $152 million. As of June 30, 2025, $13 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Description of Document	Form	Filing Date	Herewith

10.1	2025 Stock Option Agreement*			X

10.2	2025 Non-Employee Director Restricted Stock Unit Agreement*			X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document			X

101.SCH	Inline XBRL Taxonomy Extension Schema			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X

101.DEF	Inline XBRL Taxonomy Definition Linkbase			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)			X

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RLI Corp.

/s/ Todd W. Bryant
Todd W. Bryant
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: July 24, 2025