Form 10-Q
period 2025-09-30
RLI CORP
filed 2025-10-22
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 14, 2025, the number of shares outstanding of the registrant’s Common Stock was 91,837,835.

		Page
Part I - Financial Information		3
Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Earnings and Comprehensive Earnings for the Three and Nine-Month Periods Ended September 30, 2025 and 2024 (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited)	4
	Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2025 and 2024 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2025 and 2024 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36
Part II - Other Information		37
Item 1.	Legal Proceedings	37
Item 1a.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signatures		38

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net premiums earned	$407,695	$389,489	$1,207,944	$1,129,230
Net investment income	41,270	36,694	117,414	103,502
Net realized gains	18,318	5,420	48,234	11,222
Net unrealized gains on equity securities	41,981	38,392	43,163	87,314
Consolidated revenue	$509,264	$469,995	$1,416,755	$1,331,268
Losses and settlement expenses	187,998	202,118	549,814	513,741
Policy acquisition costs	128,937	117,811	378,126	342,186
Insurance operating expenses	30,215	28,868	86,683	84,892
Interest expense on debt	1,364	1,617	4,049	4,839
General corporate expenses	5,045	3,994	12,747	13,144
Total expenses	$353,559	$354,408	$1,031,419	$958,802
Equity in earnings of unconsolidated investees	1,540	1,238	7,055	7,653
Earnings before income taxes	$157,245	$116,825	$392,391	$380,119
Income tax expense	32,635	21,798	80,231	75,200
Net earnings	$124,610	$95,027	$312,160	$304,919

Other comprehensive earnings (loss), net of tax	27,674	80,293	76,405	59,779
Comprehensive earnings	$152,284	$175,320	$388,565	$364,698

Basic net earnings per share	$1.36	$1.04	$3.40	$3.33
Diluted net earnings per share	$1.35	$1.03	$3.38	$3.30

Weighted average number of common shares outstanding:
Basic	91,849	91,559	91,816	91,467
Diluted	92,310	92,441	92,460	92,370

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$3,536,484	$3,175,796
(amortized cost of $3,655,954 and allowance for credit losses of $899 at 9/30/25)
(amortized cost of $3,391,159 and allowance for credit losses of $197 at 12/31/24)
Equity securities, at fair value (cost - $513,255 at 9/30/25 and $417,897 at 12/31/24)	878,872	736,191
Short-term investments, at cost which approximates fair value	165,706	74,915
Other invested assets	56,494	57,939
Cash	52,621	39,790
Total investments and cash	$4,690,177	$4,084,631
Accrued investment income	29,584	28,319
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $23,452 at 9/30/25 and $22,932 at 12/31/24	231,530	230,534
Ceded unearned premium	123,039	124,955
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,063 at 9/30/25 and $9,580 at 12/31/24	769,611	755,425
Deferred policy acquisition costs	181,488	166,214
Property and equipment, at cost, net of accumulated depreciation of $82,340 at 9/30/25 and $76,330 at 12/31/24	41,094	43,172
Investment in unconsolidated investees	63,652	56,477
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	-	7,793
Other assets	63,263	77,720
TOTAL ASSETS	$6,247,000	$5,628,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,873,054	$2,693,470
Unearned premiums	1,035,756	984,140
Reinsurance balances payable	35,951	44,681
Funds held	113,753	97,380
Income taxes-current	9,792	749
Income taxes-deferred	23,157	—
Debt	100,000	100,000
Accrued expenses	110,660	124,242
Other liabilities	70,701	62,173
TOTAL LIABILITIES	$4,372,824	$4,106,835

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 400,000,000)
(137,698,263 shares issued, 91,837,835 shares outstanding at 9/30/25)
(137,598,560 shares issued, 91,738,132 shares outstanding at 12/31/24)	$1,377	$1,376
Paid-in capital	374,468	367,645
Accumulated other comprehensive earnings (loss)	(97,318)	(173,723)
Retained earnings	1,988,648	1,719,668
Deferred compensation	12,713	13,498
Less: Treasury shares, at cost (45,860,428 shares at 9/30/25 and 12/31/24)	(405,712)	(406,497)
TOTAL SHAREHOLDERS’ EQUITY	$1,874,176	$1,521,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,247,000	$5,628,802

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2024	91,280,094	$1,413,514	$1,371	$361,660	$(166,303)	$1,609,785	$13,539	$(406,538)
Net earnings	—	127,900	—	—	—	127,900	—	—
Other comprehensive earnings (loss), net of tax	—	(12,671)	—	—	(12,671)	—	—	—
Deferred compensation	—	—	—	—	—	—	(790)	790
Share-based compensation	139,668	4,357	2	4,355	—	—	—	—
Dividends and dividend equivalents ($0.14 per share)	—	(12,348)	—	—	—	(12,348)	—	—
Balance, March 31, 2024	91,419,762	$1,520,752	$1,373	$366,015	$(178,974)	$1,725,337	$12,749	$(405,748)
Net earnings	—	81,992	—	—	—	81,992	—	—
Other comprehensive earnings (loss), net of tax	—	(7,843)	—	—	(7,843)	—	—	—
Deferred compensation	—	—	—	—	—	—	434	(434)
Share-based compensation	72,346	3,084	1	3,083	—	—	—	—
Dividends and dividend equivalents ($0.15 per share)	—	(13,278)	—	—	—	(13,278)	—	—
Balance, June 30, 2024	91,492,108	$1,584,707	$1,374	$369,098	$(186,817)	$1,794,051	$13,183	$(406,182)
Net earnings	—	95,027	—	—	—	95,027	—	—
Other comprehensive earnings (loss), net of tax	—	80,293	—	—	80,293	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,266)	1,266
Share-based compensation	127,732	1,613	1	1,612	—	—	—	—
Dividends and dividend equivalents ($0.15 per share)	—	(13,290)	—	—	—	(13,290)	—	—
Balance, September 30, 2024	91,619,840	$1,748,350	$1,375	$370,710	$(106,524)	$1,875,788	$11,917	$(404,916)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2025	91,738,132	$1,521,967	$1,376	$367,645	$(173,723)	$1,719,668	$13,498	$(406,497)
Net earnings	—	63,214	—	—	—	63,214	—	—
Other comprehensive earnings (loss), net of tax	—	30,030	—	—	30,030	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,686)	1,686
Share-based compensation	34,602	2,777	—	2,777	—	—	—	—
Dividends and dividend equivalents ($0.15 per share)	—	(13,776)	—	—	—	(13,776)	—	—
Balance, March 31, 2025	91,772,734	$1,604,212	$1,376	$370,422	$(143,693)	$1,769,106	$11,812	$(404,811)
Net earnings	—	124,336	—	—	—	124,336	—	—
Other comprehensive earnings (loss), net of tax	—	18,701	—	—	18,701	—	—	—
Deferred compensation	—	—	—	—	—	—	799	(799)
Share-based compensation	56,736	2,118	1	2,117	—	—	—	—
Dividends and dividend equivalents ($0.16 per share)	—	(14,706)	—	—	—	(14,706)	—	—
Balance, June 30, 2025	91,829,470	$1,734,661	$1,377	$372,539	$(124,992)	$1,878,736	$12,611	$(405,610)
Net earnings	—	124,610	—	—	—	124,610	—	—
Other comprehensive earnings (loss), net of tax	—	27,674	—	—	27,674	—	—	—
Deferred compensation	—	—	—	—	—	—	102	(102)
Share-based compensation	8,365	1,929	—	1,929	—	—	—	—
Dividends and dividend equivalents ($0.16 per share)	—	(14,698)	—	—	—	(14,698)	—	—
Balance, September 30, 2025	91,837,835	$1,874,176	$1,377	$374,468	$(97,318)	$1,988,648	$12,713	$(405,712)

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$457,453	$432,139
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(982,958)	$(591,291)
Equity securities	(137,744)	(76,568)
Property and equipment	(3,736)	(4,187)
Other	(4,453)	(4,356)
Proceeds from sale of:
Fixed income securities, available-for-sale	383,181	80,245
Equity securities	87,874	44,863
Other	2,790	4,624
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	343,319	242,955
Net proceeds from sale (purchase) of short-term investments	(90,791)	(68,373)
Net cash used in investing activities	$(402,518)	$(372,088)
Cash Flows from Financing Activities
Cash dividends paid	$(43,146)	$(38,882)
Proceeds from stock option exercises	1,042	3,041
Net cash used in financing activities	$(42,104)	$(35,841)
Net increase in cash	$12,831	$24,210
Cash at the beginning of the period	39,790	36,424
Cash at September 30,	$52,621	$60,634

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2025-06—Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal -Use Software

The guidance in ASU 2025-06 removes the concept of project stages and requires the capitalization of software costs when management has committed to funding the software project and it is probable that the project will be completed. This ASU is effective for fiscal years beginning after December 15, 2027, but early adoption is permitted as of the beginning of an annual reporting period. The Company continues to evaluate the impact of adopting this new accounting standard, but does not expect the standard will have a material impact on our financial statements.

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

The allowances for uncollectible amounts on paid and unpaid reinsurance balances recoverable were $17 million and $11 million, respectively, at September 30, 2025 and $17 million and $10 million, respectively, at December 31, 2024. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first nine months of 2025 and less than $1 million was recovered.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at September 30, 2025 and December 31, 2024 is detailed in the following table:

	September 30,	December 31,
(in thousands)	2025	2024
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2025. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of September 30, 2025 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended September 30, 2025			Ended September 30, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$124,610	91,849	$1.36	$95,027	91,559	$1.04
Effect of Dilutive Securities
Stock options and restricted stock units	—	461		—	882
Diluted EPS
Earnings available to common shareholders	$124,610	92,310	$1.35	$95,027	92,441	$1.03
Anti-dilutive securities excluded from diluted EPS		819			48

	For the Nine Months			For the Nine Months
	Ended September 30, 2025			Ended September 30, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$312,160	91,816	$3.40	$304,919	91,467	$3.33
Effect of Dilutive Securities
Stock options and restricted stock units	—	644		—	903
Diluted EPS
Earnings available to common shareholders	$312,160	92,460	$3.38	$304,919	92,370	$3.30
Anti-dilutive securities excluded from diluted EPS		209			48

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $7 million for the third quarter of 2025, compared to $21 million for the same period in 2024. For the nine-month period ended September 30, 2025, other comprehensive earnings (loss) is net of tax expense of $20 million, compared to $16 million for the same period in 2024.

Unrealized gains, net of tax, recognized in other comprehensive earnings (loss) were $76 million for the first nine months of 2025, compared to $60 million in the first nine months of 2024. The unrealized gains were attributable to a decrease in interest rates, which increased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated financial statements:

(in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Unrealized Gains (Losses) on Available-for-Sale Securities	2025	2024	2025	2024
Beginning balance	$(124,992)	$(186,817)	$(173,723)	$(166,303)
Other comprehensive earnings (loss) before reclassifications	29,431	79,210	77,253	57,364
Amounts reclassified from accumulated other comprehensive earnings	(1,757)	1,083	(848)	2,415
Net current-period other comprehensive earnings (loss)	$27,674	$80,293	$76,405	$59,779
Ending balance	$(97,318)	$(106,524)	$(97,318)	$(106,524)
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$1,715	$1,813

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months		For the Nine Months
Component of Accumulated	Ended September 30,		Ended September 30,		Affected line item in the
Other Comprehensive Earnings (Loss)	2025	2024	2025	2024	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$2,878	$(1,365)	$1,775	$(3,129)	Net realized gains (losses)
	(654)	(6)	(702)	72	Credit gains (losses) presented within net realized gains
	$2,224	$(1,371)	$1,073	$(3,057)	Earnings (loss) before income taxes
	(467)	288	(225)	642	Income tax (expense) benefit
	$1,757	$(1,083)	$848	$(2,415)	Net earnings (loss)

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

Equity Securities: As of September 30, 2025, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs and are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Realized gains and losses on disposition of investments are based on the specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the nine-month periods ended September 30, 2025 and 2024:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2025
Fixed income securities - available-for-sale	$383,956	$5,076	$(3,219)	$1,857
Equity securities	87,874	46,478	(991)	45,487
2024
Fixed income securities - available-for-sale	$98,696	$538	$(2,489)	$(1,951)
Equity securities	44,863	20,276	(340)	19,936

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2025
Fixed income securities - available-for-sale	$344,629	$271	$(72)	$199
2024
Fixed income securities - available-for-sale	$240,200	$89	$(1,062)	$(973)

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below:

	As of September 30, 2025
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$399,593	$—	$399,593
U.S. agency	—	55,483	—	55,483
Non-U.S. government & agency	—	11,376	1,001	12,377
Agency MBS	—	604,351	—	604,351
ABS/CMBS/MBS*	—	563,754	—	563,754
Corporate	—	1,393,777	96,258	1,490,035
Municipal	—	410,891	—	410,891
Total fixed income securities - available-for-sale	$—	$3,439,225	$97,259	$3,536,484
Equity securities	874,621	—	4,251	878,872
Total	$874,621	$3,439,225	$101,510	$4,415,356

	As of December 31, 2024
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$515,635	$—	$515,635
U.S. agency	—	54,338	—	54,338
Non-U.S. government & agency	—	6,898	973	7,871
Agency MBS	—	396,223	—	396,223
ABS/CMBS/MBS*	—	410,248	—	410,248
Corporate	—	1,256,991	89,530	1,346,521
Municipal	—	444,960	—	444,960
Total fixed income securities - available-for-sale	$—	$3,085,293	$90,503	$3,175,796
Equity securities	731,569	—	4,622	736,191
Total	$731,569	$3,085,293	$95,125	$3,911,987
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$101,534	$72,680	$95,125	$62,096
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	1,130	3,104	2,922	2,789
Purchases	6,995	16,069	15,093	28,379
Sales / Calls / Maturities	(8,149)	(326)	(11,630)	(1,737)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance as of September 30,	$101,510	$91,527	$101,510	$91,527
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$1,244	$3,104	$2,899	$2,789

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of September 30, 2025 were as follows:

	September 30, 2025
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$263,214	$262,065
Due after one year through five years	743,950	739,290
Due after five years through 10 years	890,177	891,802
Due after 10 years	548,742	475,222
ABS/CMBS/MBS*	1,209,871	1,168,105
Total available-for-sale	$3,655,954	$3,536,484
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at September 30, 2025 and December 31, 2024 are presented in the tables below. Amortized cost does not include accrued interest receivable of $28 million as of September 30, 2025 and $27 million as of December 31, 2024.

	September 30, 2025
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$395,751	$—	$5,165	$(1,323)	$399,593
U.S. agency	55,268	—	850	(635)	55,483
Non-U.S. government & agency	12,730	—	261	(614)	12,377
Agency MBS	632,284	—	3,532	(31,465)	604,351
ABS/CMBS/MBS*	577,587	(614)	3,570	(16,789)	563,754
Corporate	1,501,345	(285)	17,536	(28,561)	1,490,035
Municipal	480,989	—	883	(70,981)	410,891
Total Fixed Income	$3,655,954	$(899)	$31,797	$(150,368)	$3,536,484

	December 31, 2024
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$525,608	$—	$309	$(10,282)	$515,635
U.S. agency	55,921	—	261	(1,844)	54,338
Non-U.S. government & agency	8,959	—	—	(1,088)	7,871
Agency MBS	438,545	—	927	(43,249)	396,223
ABS/CMBS/MBS*	430,973	(8)	2,208	(22,925)	410,248
Corporate	1,397,676	(189)	4,737	(55,703)	1,346,521
Municipal	533,477	—	1,003	(89,520)	444,960
Total Fixed Income	$3,391,159	$(197)	$9,445	$(224,611)	$3,175,796
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of September 30, 2025, the discounted cash flow analysis resulted in an allowance for credit losses on 12 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$245	$228	$197	$306
Increase to allowance from securities for which credit losses were not previously recorded	717	30	720	30
Reduction from securities sold during the period	—	—	—	(89)
Net increase (decrease) from securities that had an allowance at the beginning of the period	(63)	(24)	(18)	(13)
Balance as of September 30,	$899	$234	$899	$234

We recognized less than $1 million of losses on securities for which we no longer had the intent to hold until recovery during the first nine months of 2025. No such losses were recognized during the first nine months of 2024.

As of September 30, 2025, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,077 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $150 million in associated unrealized losses represents 4 percent of the fixed income portfolio’s cost basis and 3 percent of total invested assets. Isolated to these securities, unrealized losses decreased through the first nine months of 2025, as bonds rallied on falling interest rates. Of the total 1,077 securities, 926 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	September 30, 2025			December 31, 2024
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$11,055	$105,375	$116,430	$303,226	$157,418	$460,644
Amortized cost	11,078	106,675	117,753	309,836	161,090	470,926
Unrealized loss	$(23)	$(1,300)	$(1,323)	$(6,610)	$(3,672)	$(10,282)
U.S. agency
Fair value	$—	$30,621	$30,621	$24,024	$18,330	$42,354
Amortized cost	—	31,256	31,256	24,910	19,288	44,198
Unrealized loss	$—	$(635)	$(635)	$(886)	$(958)	$(1,844)
Non-U.S. government
Fair value	$—	$4,188	$4,188	$4,075	$3,796	$7,871
Amortized cost	—	4,802	4,802	4,158	4,801	8,959
Unrealized Loss	$—	$(614)	$(614)	$(83)	$(1,005)	$(1,088)
Agency MBS
Fair value	$149,151	$273,022	$422,173	$108,772	$233,625	$342,397
Amortized cost	149,737	303,901	453,638	111,674	273,972	385,646
Unrealized loss	$(586)	$(30,879)	$(31,465)	$(2,902)	$(40,347)	$(43,249)
ABS/CMBS/MBS*
Fair value	$72,227	$149,479	$221,706	$43,027	$164,433	$207,460
Amortized cost	72,333	166,162	238,495	43,395	186,990	230,385
Unrealized loss	$(106)	$(16,683)	$(16,789)	$(368)	$(22,557)	$(22,925)
Corporate
Fair value	$141,450	$622,539	$763,989	$378,305	$700,574	$1,078,879
Amortized cost	142,776	649,774	792,550	389,299	745,283	1,134,582
Unrealized loss	$(1,326)	$(27,235)	$(28,561)	$(10,994)	$(44,709)	$(55,703)
Municipal
Fair value	$8,179	$349,045	$357,224	$48,514	$355,475	$403,989
Amortized cost	8,462	419,743	428,205	49,491	444,018	493,509
Unrealized loss	$(283)	$(70,698)	$(70,981)	$(977)	$(88,543)	$(89,520)
Total fixed income
Fair value	$382,062	$1,534,269	$1,916,331	$909,943	$1,633,651	$2,543,594
Amortized cost	384,386	1,682,313	2,066,699	932,763	1,835,442	2,768,205
Unrealized loss	$(2,324)	$(148,044)	$(150,368)	$(22,820)	$(201,791)	$(224,611)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at September 30, 2025 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$1,675,642	$1,539,255	$(136,387)	90.7%
2	BBB	Baa	327,018	315,660	(11,358)	7.6%
3	BB	Ba	32,804	32,154	(650)	0.4%
4	B	B	26,763	25,279	(1,484)	1.0%
5	CCC	Caa	3,652	3,330	(322)	0.2%
6	CC or lower	Ca or lower	820	653	(167)	0.1%
		Total	$2,066,699	$1,916,331	$(150,368)	100.0%

Other Invested Assets

We had $56 million of other invested assets at September 30, 2025, compared to $58 million at December 31, 2024. Other invested assets include investments in low-income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our

LIHTC and HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests increased to $10 million at September 30, 2025, compared to $7 million at December 31, 2024, as additional investments were made. Our LIHTC interests recognized amortization of $1 million as a component of income tax expense and a total tax benefit of $1 million during the third quarter of 2025 and 2024. For the nine-months ended September 30, 2025 and 2024, our LIHTC interests recognized amortization of $2 million and a total tax benefit of $2 million. Our unfunded commitment for our LIHTC investments was $4 million at September 30, 2025 and will be paid out in installments through 2039.

Our HTC investment had a balance of $12 million at September 30, 2025, compared to $15 million at December 31, 2024. Our HTC investment recognized $1 million of amortization as a component of income tax expense and a total tax benefit of $1 million during the third quarter of 2025, compared to $1 million of amortization and $2 million of tax benefit for the same period in 2024. For the nine-months ended September 30, 2025, our HTC investment recognized amortization of $3 million and a total tax benefit of $3 million, compared to $3 million of amortization and a total tax benefit of $4 million for the same period in 2024. Our unfunded commitment for our HTC investments was $4 million at September 30, 2025 and will be paid out in installments through 2027.

At September 30, 2025, $55 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. At September 30, 2025, $50 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $18 million at September 30, 2025, down from $24 million at December 31, 2024, and had $3 million of associated unfunded commitments at September 30, 2025. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

We had $64 million of investments in unconsolidated investees at September 30, 2025, compared to $56 million at December 31, 2024. At September 30, 2025, our investment in Prime Holdings Insurance Services, Inc. (Prime) was $63 million and other investments in unconsolidated investees totaled less than $1 million.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments consist of investments with original maturities of 90 days or less, primarily AAA-rated government money market funds. Short-term investments are carried at cost. We had a cash and short-term investment balance of $53 million and $166 million, respectively, at September 30, 2025, compared to $40 million and $75 million, respectively, at December 31, 2024.

3. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first nine months of 2025 and 2024:

	For the Nine Months
	Ended September 30,
(in thousands)	2025	2024
Unpaid losses and LAE at beginning of year
Gross	$2,693,470	$2,446,025
Ceded	(755,425)	(757,349)
Net	$1,938,045	$1,688,676

Increase (decrease) in incurred losses and LAE
Current accident year	$623,926	$599,183
Prior accident years	(74,112)	(85,442)
Total incurred	$549,814	$513,741

Loss and LAE payments for claims incurred
Current accident year	$(74,868)	$(76,148)
Prior accident years	(309,548)	(273,868)
Total paid	$(384,416)	$(350,016)

Net unpaid losses and LAE at September 30,	$2,103,443	$1,852,401

Unpaid losses and LAE at September 30,
Gross	$2,873,054	$2,611,941
Ceded	(769,611)	(759,540)
Net	$2,103,443	$1,852,401

For the first nine months of 2025, incurred losses and LAE included $74 million of favorable development on prior years’ loss reserves, largely from accident years 2019 through 2022 and 2024. Commercial excess liability, marine, surety, commercial property, general liability and our mortgage reinsurance program were drivers of the favorable development. While no products experienced significant adverse development, auto liability exposures developed adversely for some products, most notably in commercial transportation.

For the first nine months of 2024, incurred losses and LAE included $85 million of favorable development on prior years’ loss reserves, largely from accident years 2016, 2017, 2019, 2020, 2022 and 2023. Marine, surety, commercial property, commercial excess liability, general liability, professional services, executive products and personal umbrella were drivers of the favorable development. No products experienced significant adverse development.

4. INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2025 was 20.8 percent and 20.4 percent, compared to 18.7 percent and 19.8 percent for the same periods in 2024. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective tax rate was higher for the three and nine month periods in 2025 due to lower levels of tax-favored adjustments and higher levels of pretax income, which decreased the percentage impact of the tax-favored adjustments.

Income tax expense attributable to income from operations for the three and nine-month periods ended September 30, 2025 and 2024 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the table below. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30, 2025
	2025		2024		2025		2024
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Provision for income taxes at the statutory rate of 21%	$33,021	21.0%	$24,533	21.0%	$82,402	21.0%	$79,825	21.0%
Increase (reduction) in taxes resulting from:
Excess tax benefit on share-based compensation	(50)	(0.0)%	(1,967)	(1.7)%	(3,208)	(0.8)%	(4,264)	(1.1)%
Tax exempt interest income	(144)	(0.1)%	(216)	(0.2)%	(476)	(0.1)%	(725)	(0.2)%
Dividends received deduction	(253)	(0.2)%	(588)	(0.5)%	(752)	(0.2)%	(1,056)	(0.3)%
Tax credit	(645)	(0.4)%	(1,093)	(0.9)%	(1,935)	(0.5)%	(2,629)	(0.7)%
ESOP dividends paid deduction	(158)	(0.1)%	(149)	(0.1)%	(466)	(0.1)%	(439)	(0.1)%
Nondeductible expenses	1,367	0.9%	1,160	1.0%	2,933	0.7%	2,819	0.7%
Other items, net	(503)	(0.3)%	118	0.1%	1,733	0.4%	1,669	0.5%
Total tax expense	$32,635	20.8%	$21,798	18.7%	$80,231	20.4%	$75,200	19.8%

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which we believe will generate sufficient taxable income to realize the deferred tax asset.

The One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025. The primary implications to the Company include the timing of when depreciation and other capitalized costs can be deducted for tax purposes. Adopting the tax provisions in the OBBBA did not have a material impact on our financial statements.

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

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023, LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 8,009,782 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 1,130,763 awards under the 2023 LTIP, including 317,581 thus far in 2025.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2 million and $6 million in the three and nine-month periods ended September 30, 2025 and 2024. The total income tax benefit was less than $1 million for the three and nine-month periods ended September 30, 2025 and 2024. Total unrecognized compensation expense relating to outstanding and unvested awards was $7 million, which will be recognized over the weighted average vesting period of 2.53 years.

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

The following tables summarize option activity for the nine-month period ended September 30, 2025:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2025	2,837,938	$52.80
Options granted	280,680	72.98
Options exercised	(81,518)	29.47
Options canceled/forfeited	(36,150)	64.51
Outstanding options at September 30, 2025	3,000,950	$55.18	4.13	$35,782
Exercisable options at September 30, 2025	1,909,058	$48.94	3.05	$32,086

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $4 million and $19 million during the first nine months of 2025 and 2024, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2025		2024
Weighted-average fair value of grants	$15.02		$15.65
Risk-free interest rates	4.10%		4.92%
Dividend yield	2.53%		2.30%
Expected volatility	23.18%		23.08%
Expected option life	5.03	years	5.00	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or greater. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $3 million and $2 million during the first nine months of 2025 and 2024, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2025	99,095	$67.54
Granted	36,901	74.40
Reinvested	657	70.61
Vested	(36,821)	64.77
Forfeited	(3,406)	67.14
Nonvested at September 30, 2025	96,426	$71.10

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

The following table summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Nine Months
Net Premiums Earned	Ended September 30,		Ended September 30,
(in thousands)	2025	2024	2025	2024
Casualty
Commercial excess and personal umbrella	$115,132	$91,434	$327,252	$257,455
Commercial transportation	31,190	32,067	91,464	88,691
General liability	28,690	26,316	82,997	77,832
Professional services	27,431	26,281	80,641	77,366
Small commercial	19,627	20,074	59,542	57,870
Executive products	6,043	6,261	17,507	17,624
Other casualty	15,395	17,205	47,791	50,176
Total	$243,508	$219,638	$707,194	$627,014
Property
Commercial property	$72,853	$85,814	$232,541	$260,819
Marine	40,058	37,618	118,784	107,255
Other property	13,778	9,834	38,572	28,700
Total	$126,689	$133,266	$389,897	$396,774
Surety
Transactional	$13,268	$12,488	$39,024	$36,904
Commercial	12,700	12,477	37,898	35,802
Contract	11,530	11,620	33,931	32,736
Total	$37,498	$36,585	$110,853	$105,442
Grand Total	$407,695	$389,489	$1,207,944	$1,129,230

The following tables present our operating results by segment, as evaluated by the CODM.

For the Three Months Ended September 30, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$243,508	$126,689	$37,498	$407,695
Net investment income	-	-	-	41,270
Net realized gains	-	-	-	18,318
Net unrealized gains on equity securities	-	-	-	41,981
Consolidated revenue	$243,508	$126,689	$37,498	$509,264

Less: Expenses
Losses and settlement expenses	$150,912	$32,815	$4,271
Amortization of deferred acquisition costs	47,335	26,311	13,103
Other policy acquisition costs	23,199	8,219	10,770
Insurance operating expenses	17,576	8,920	3,719
Segment earnings before income taxes	$4,486	$50,424	$5,635	$60,545

Depreciation and amortization expense	$1,517	$534	$370

For the Three Months Ended September 30, 2024

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$219,638	$133,266	$36,585	$389,489
Net investment income	-	-	-	36,694
Net realized gains	-	-	-	5,420
Net unrealized gains on equity securities	-	-	-	38,392
Consolidated revenue	$219,638	$133,266	$36,585	$469,995

Less: Expenses
Losses and settlement expenses	$137,951	$60,991	$3,176
Amortization of deferred acquisition costs	41,240	27,054	12,471
Other policy acquisition costs	21,266	6,054	9,726
Insurance operating expenses	16,632	8,765	3,471
Segment earnings before income taxes	$2,549	$30,402	$7,741	$40,692

Depreciation and amortization expense	$1,428	$485	$243

For the Nine Months Ended September 30, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$707,194	$389,897	$110,853	$1,207,944
Net investment income	-	-	-	117,414
Net realized gains	-	-	-	48,234
Net unrealized gains on equity securities	-	-	-	43,163
Consolidated revenue	$707,194	$389,897	$110,853	$1,416,755

Less: Expenses
Losses and settlement expenses	$438,007	$103,999	$7,808
Amortization of deferred acquisition costs	135,999	79,985	38,361
Other policy acquisition costs	67,935	23,496	32,350
Insurance operating expenses	50,407	25,567	10,709
Segment earnings before income taxes	$14,846	$156,850	$21,625	$193,321

Depreciation and amortization expense	$4,556	$1,553	$1,039

For the Nine Months Ended September 30, 2024

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$627,014	$396,774	$105,442	$1,129,230
Net investment income	-	-	-	103,502
Net realized gains	-	-	-	11,222
Net unrealized gains on equity securities	-	-	-	87,314
Consolidated revenue	$627,014	$396,774	$105,442	$1,331,268

Less: Expenses
Losses and settlement expenses	$369,273	$134,950	$9,518
Amortization of deferred acquisition costs	117,979	80,319	35,574
Other policy acquisition costs	64,121	14,696	29,497
Insurance operating expenses	49,103	25,511	10,278
Segment earnings before income taxes	$26,538	$141,298	$20,575	$188,411

Depreciation and amortization expense	$4,228	$1,406	$755

The following table reconciles segment earnings before income taxes to earnings before income taxes.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of earnings before income taxes
Segment earnings before income taxes	$60,545	$40,692	$193,321	$188,411
Net investment income	41,270	36,694	117,414	103,502
Net realized gains	18,318	5,420	48,234	11,222
Net unrealized gains on equity securities	41,981	38,392	43,163	87,314
Interest expense on debt	(1,364)	(1,617)	(4,049)	(4,839)
General corporate expenses	(5,045)	(3,994)	(12,747)	(13,144)
Equity in earnings of unconsolidated investees	1,540	1,238	7,055	7,653
Earnings before income taxes	$157,245	$116,825	$392,391	$380,119

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease-related information, as of and during the three and nine-month periods ended September 30, 2025 and 2024, were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,040	$1,149	$3,270	$3,483
Variable lease cost	323	351	1,112	966
Sublease income	(42)	(42)	(127)	(127)
Total lease cost	$1,321	$1,458	$4,255	$4,322

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,027	$845	$3,273	$3,013

ROU assets obtained in exchange for new operating lease liabilities	$—	$351	$480	$4,140

(in thousands)	September 30, 2025		December 31, 2024
Operating lease ROU assets	$11,629		$14,016
Operating lease liabilities	$13,320		$15,711
Weighted-average remaining lease term - operating leases	5.91	years	6.01	years
Weighted-average discount rate - operating leases	3.76%		3.63%

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

(in thousands)	September 30, 2025
2025	$1,116
2026	3,947
2027	2,529
2028	1,617
2029	1,470
2030	887
Thereafter	3,602
Total future minimum lease payments	$15,168
Less imputed interest	(1,848)
Total operating lease liability	$13,320

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance, reinsurance and surety industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2024 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. Forward looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this report. While the Company may elect to update these forward looking statements at some point in the future, the Company specifically disclaims any obligation to do so. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2025	2024	2025	2024
Net earnings	$124,610	$95,027	$312,160	$304,919
Income tax expense	32,635	21,798	80,231	75,200
Earnings before income taxes	$157,245	$116,825	$392,391	$380,119
Equity in earnings of unconsolidated investees	(1,540)	(1,238)	(7,055)	(7,653)
General corporate expenses	5,045	3,994	12,747	13,144
Interest expense on debt	1,364	1,617	4,049	4,839
Net unrealized gains on equity securities	(41,981)	(38,392)	(43,163)	(87,314)
Net realized (gains) losses	(18,318)	(5,420)	(48,234)	(11,222)
Net investment income	(41,270)	(36,694)	(117,414)	(103,502)
Net underwriting income	$60,545	$40,692	$193,321	$188,411

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net premiums earned increased 7 percent, driven primarily by products in our casualty and surety segments. Investment income was up 13 percent, due to an increased average asset base and higher reinvestment rates. Positive market performance resulted in $43 million of unrealized gains on equity securities in the first nine months of 2025, compared to $87 million in 2024. Realized gains during the first nine months of 2025 were comprised of $45 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $2 million of realized gains on the fixed income portfolio and $1 million of other realized gains. This compares to $20 million of realized gains on the equity portfolio, $3 million of realized losses on the fixed income portfolio and $6 million of other realized losses during the first nine months of 2024.

	For the Nine Months
	Ended September 30,
Consolidated Revenues (in thousands)	2025	2024
Net premiums earned	$1,207,944	$1,129,230
Net investment income	117,414	103,502
Net realized gains	48,234	11,222
Net unrealized gains on equity securities	43,163	87,314
Total consolidated revenue	$1,416,755	$1,331,268

Underwriting income was $193 million on an 84.0 combined ratio for the first nine months of 2025, compared to $188 million on an 83.3 combined ratio in the same period of 2024. Underwriting results for 2025 were impacted by $26 million of pretax losses from catastrophe events, compared to $67 million in 2024. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $74 million in the first nine months of 2025, compared to $85 million in 2024.

The loss ratio was 45.5 for the first nine months of 2025 and 2024. The benefit of lower catastrophe losses was offset by lower levels of favorable development on prior years’ loss reserves and a shift in the mix of business towards casualty lines, which tend to have higher non-catastrophe loss ratios than our property and surety products. The expense ratio increased to 38.5 from 37.8. Increased expenses were driven by continued investments in people and technology, as well as higher acquisition-related costs, which can fluctuate between periods.

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

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $7 million of investee earnings from Prime in the first nine months of 2025 and $8 million in 2024.

Net earnings for the first nine months of 2025 totaled $312 million, compared to $305 million for the same period in 2024. Higher levels of underwriting income, investment income and realized gains all contributed to the improved results.

Comprehensive earnings totaled $389 million for the first nine months of 2025, compared to $365 million for the first nine months of 2024. Other comprehensive earnings primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive earnings of $76 million in the first nine months of 2025 was primarily attributable to lower interest rates, which increased the fair value of securities held in the fixed income portfolio. Comparatively, $60 million of other comprehensive earnings was recognized in 2024.

Premiums

Gross premiums written increased $24 million for the first nine months of 2025, compared to the same period of 2024, primarily from our casualty segment. Net premiums earned increased $79 million, also driven by our casualty segment.

	Gross Premiums Written			Net Premiums Earned
	For the Nine Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Casualty
Commercial excess and personal umbrella	$438,858	$352,073	25%	$327,252	$257,455	27%
Commercial transportation	108,342	111,008	(2)%	91,464	88,691	3%
General liability	91,009	82,510	10%	82,997	77,832	7%
Professional services	91,042	87,763	4%	80,641	77,366	4%
Small commercial	63,320	66,147	(4)%	59,542	57,870	3%
Executive products	63,700	63,123	1%	17,507	17,624	(1)%
Other casualty	45,856	63,528	(28)%	47,791	50,176	(5)%
Total	$902,127	$826,152	9%	$707,194	$627,014	13%
Property
Commercial property	$353,311	$422,326	(16)%	$232,541	$260,819	(11)%
Marine	134,752	129,934	4%	118,784	107,255	11%
Other property	48,437	37,931	28%	38,572	28,700	34%
Total	$536,500	$590,191	(9)%	$389,897	$396,774	(2)%
Surety
Transactional	$42,142	$40,789	3%	$39,024	$36,904	6%
Commercial	46,034	44,031	5%	37,898	35,802	6%
Contract	36,805	38,675	(5)%	33,931	32,736	4%
Total	$124,981	$123,495	1%	$110,853	$105,442	5%
Grand Total	$1,563,608	$1,539,838	2%	$1,207,944	$1,129,230	7%

Casualty

Gross premiums written for the casualty segment increased $76 million in the first nine months of 2025. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth within our personal umbrella distribution channels. Premium growth for commercial excess and general liability was driven by expanded marketing efforts, while some of our competitors pulled back from the construction market, and increased construction spending in targeted markets. Other casualty premium was down for the first nine months of 2025, as we exited from various captive programs and reduced our participation on the reinsurance agreement with Prime.

Property

Gross premiums written for the property segment decreased $54 million in the first nine months of 2025. After several consecutive years of rate increases, rates on commercial property exposures declined in 2025, driven by more intense competition. However, new opportunities, rate increases and strong sections of the construction market led to $5 million of premium growth for our marine product. Additionally, some competitors have reduced their appetite for select Hawaii homeowner coverages, which, along with rate increases, has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment increased $1 million in the first nine months of 2025. Transactional and commercial surety grew as result of continued marketing efforts and new regional bonding requirements. However, a slowdown in construction spending resulted in a decline in contract surety premium.

Underwriting Income

	For the Nine Months
	Ended September 30,
	2025	2024
Underwriting Income (in thousands)
Casualty	$14,846	$26,538
Property	156,850	141,298
Surety	21,625	20,575
Total	$193,321	$188,411

Combined Ratio
Casualty	97.9	95.8
Property	59.8	64.4
Surety	80.5	80.5
Total	84.0	83.3

Casualty

The casualty segment recorded underwriting income of $15 million in the first nine months of 2025, compared to $27 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $28 million in 2025, primarily on accident years 2019 through 2022 and 2024. Larger drivers of the favorable development were commercial excess, general liability and subsegments within professional liability, while auto liability exposures developed adversely for some products, most notably in commercial transportation. In comparison, $42 million of prior accident years’ reserves were released in the first nine months of 2024. Commercial excess, general liability, professional services, executive products and personal umbrella drove the favorable development in 2024. Storm losses on casualty-oriented package policies that include property coverage resulted in $2 million of losses in 2025 and $3 million in 2024.

The combined ratio for the casualty segment was 97.9 in 2025, compared to 95.8 in 2024. The segment’s loss ratio was 61.9 in 2025, up from 58.9 in 2024. Lower levels of reserve releases on prior accident years and higher current year loss reserves, primarily in auto exposed lines, resulted in the higher loss ratio in 2025. The expense ratio for the casualty segment was 36.0, down from 36.9 for the same period last year, as the growth in the earned premium base exceeded the growth in expense.

Property

The property segment recorded underwriting income of $157 million for the first nine months of 2025, compared to $141 million for the same period last year. Underwriting results for 2025 included $32 million of favorable development on prior years’ loss and catastrophe reserves, offset by $24 million of storm and other catastrophe losses. Comparatively, the 2024 underwriting results included $33 million of favorable development on prior years’ loss and catastrophe reserves, $35 million of losses from Hurricanes Beryl and Helene, as well as $28 million of other storm losses.

Underwriting results for the first nine months of 2025 translated into a combined ratio of 59.8, compared to 64.4 for the same period last year. The segment’s loss ratio was 26.7 in 2025, down from 34.0 in 2024, as a result of lower current accident year catastrophe losses. The segment’s expense ratio increased to 33.1 in 2025 from 30.4 in the prior year, as a result of continued investments in people and technology, as well as higher acquisition-related expenses, which can fluctuate between periods.

Surety

The surety segment recorded underwriting income of $22 million for the first nine months of 2025, compared to $21 million for the same period last year. Both periods reflected positive current accident year underwriting performance and benefited from favorable development on prior years’ loss reserves. Results for 2025 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $13 million. Results for 2024 included $11 million of favorable development on prior accident years’ reserves. Additionally, $2 million of reinsurance reinstatement premium was recorded in 2024 on a prior year loss, which reduced net premiums earned and underwriting income.

The combined ratio for the surety segment totaled 80.5 for the first nine months of 2025 and 2024. The segment’s loss ratio was 7.0 in 2025, down from 9.0 in 2024, due to higher levels of favorable prior accident years’ reserve development. The expense ratio was 73.5, up from 71.5 in the prior year, due to continued investments in people and technology, higher acquisition expenses, as well as differences in our reinsurance costs.

Investment Income

Our investment portfolio generated net investment income of $117 million during the first nine months of 2025, an increase of 13 percent from the same period in 2024. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first nine months of 2025 and 2024 were as follows:

	2025	2024
Pretax Yield
Taxable	4.10%	3.79%
Tax-Exempt	2.83%	2.88%
After-Tax Yield
Taxable	3.24%	2.99%
Tax-Exempt	2.68%	2.73%

The following table depicts the composition of our investment portfolio at September 30, 2025 as compared to December 31, 2024:

(in thousands)	September 30, 2025		December 31, 2024
Fixed income	$3,536,484	75.4%	$3,175,796	77.8%
Equity securities	878,872	18.8%	736,191	18.0%
Short-term investments	165,706	3.5%	74,915	1.8%
Other invested assets	56,494	1.2%	57,939	1.4%
Cash	52,621	1.1%	39,790	1.0%
Total investments and cash	$4,690,177	100.0%	$4,084,631	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support our insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $361 million in the first nine months of 2025, as bonds rallied and cash flows were largely allocated to the fixed income portfolio. Average fixed income duration was 4.8 years at September 30, 2025, reflecting our liability structure and sound capital position. The equity portfolio increased by $143 million during the first nine months of 2025, primarily due to strength in the equity markets. Short-term investments increased by $91 million, as yields on AAA-rated government money market funds remained relatively attractive.

Income Taxes

Our effective tax rate for the first nine months of 2025 was 20.4 percent, compared to 19.8 percent for the same period in 2024. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was higher for the nine-month period in 2025 due to lower levels of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation, and higher levels of pretax income, which decreased the percentage impact of the tax-favored adjustments.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net premiums earned increased 5 percent, driven primarily by products in our casualty and surety segments. Investment income was up 12 percent, due to an increased average asset base and higher reinvestment rates. Positive market performance resulted in $42 million of unrealized gains on equity securities in the third quarter of 2025, compared to $38 million in 2024. Realized gains during the third quarter of 2025 were comprised of $16 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, $3 million of realized gains on the fixed income portfolio and $1 million of other realized losses. This compares to $7 million of realized gains on the equity portfolio, $1 million of realized losses on the fixed income portfolio and less than $1 million of other realized losses during the third quarter of 2024.

	For the Three Months
	Ended September 30,
Consolidated Revenues (in thousands)	2025	2024
Net premiums earned	$407,695	$389,489
Net investment income	41,270	36,694
Net realized gains	18,318	5,420
Net unrealized gains on equity securities	41,981	38,392
Total consolidated revenue	$509,264	$469,995

Underwriting income was $61 million on an 85.1 combined ratio for the third quarter of 2025, compared to $41 million on an 89.6 combined ratio in the same period of 2024. Underwriting results for 2024 were impacted by $37 million of pretax losses from Hurricanes Beryl and Helene, as well as $2 million of pretax storm losses, while minimal catastrophe losses were incurred in the third quarter of 2025. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $15 million in the third quarter of 2025, compared to $21 million in 2024.

The loss ratio decreased to 46.1 from 51.9 due to lower catastrophe losses. The expense ratio increased to 39.0 from 37.7. Improved equity market returns resulted in more book value growth in 2025 and a corresponding increase in bonus expense accruals when compared to 2024. Increased expenses were also driven by continued investments in people and technology, as well as higher acquisition-related costs, which can fluctuate between periods.

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

Our equity in earnings of unconsolidated investees primarily relates to our investment in Prime. We recognized $2 million of investee earnings from Prime in the third quarter of 2025 and $1 million in 2024.

Net earnings for the third quarter of 2025 totaled $125 million, compared to $95 million for the same period in 2024. Higher levels of underwriting income, investment income, realized gains and unrealized gains on equity securities all contributed to the improved results.

Comprehensive earnings totaled $152 million for the third quarter of 2025, compared to $175 million for the third quarter of 2024. Other comprehensive earnings primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive earnings of $28 million in the third quarter of 2025 was primarily attributable to lower interest rates, which increased the fair value of securities held in the fixed income portfolio. Comparatively, $80 million of other comprehensive earnings was recognized in 2024.

Premiums

Gross premiums written increased $2 million for the third quarter of 2025, compared to the same period of 2024. Growth in our casualty segment offset declines in the property and surety segments. Net premiums earned increased $18 million, driven by the casualty segment.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended September 30,			Ended September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Casualty
Commercial excess and personal umbrella	$153,896	$126,854	21%	$115,132	$91,434	26%
Commercial transportation	42,644	43,133	(1)%	31,190	32,067	(3)%
General liability	28,974	26,942	8%	28,690	26,316	9%
Professional services	31,310	30,163	4%	27,431	26,281	4%
Small commercial	20,078	21,378	(6)%	19,627	20,074	(2)%
Executive products	25,337	25,030	1%	6,043	6,261	(3)%
Other casualty	14,824	20,767	(29)%	15,395	17,205	(11)%
Total	$317,063	$294,267	8%	$243,508	$219,638	11%
Property
Commercial property	$93,895	$116,655	(20)%	$72,853	$85,814	(15)%
Marine	43,814	43,938	(0)%	40,058	37,618	6%
Other property	16,922	13,220	28%	13,778	9,834	40%
Total	$154,631	$173,813	(11)%	$126,689	$133,266	(5)%
Surety
Transactional	$13,291	$13,399	(1)%	$13,268	$12,488	6%
Commercial	13,677	14,125	(3)%	12,700	12,477	2%
Contract	11,559	12,186	(5)%	11,530	11,620	(1)%
Total	$38,527	$39,710	(3)%	$37,498	$36,585	2%
Grand Total	$510,221	$507,790	0%	$407,695	$389,489	5%

Casualty

Gross premiums written for the casualty segment increased $23 million in the third quarter of 2025. We continued to benefit from positive rate movement across a large portion of our casualty segment, as well as from new business growth within our personal umbrella distribution channels. Premium growth for commercial excess and general liability was driven by expanded marketing efforts, while some of our competitors pulled back from the construction market, and increased construction spending in targeted markets. Other casualty premium was down for the quarter as we exited from various captive programs and reduced our participation on the reinsurance agreement with Prime.

Property

Gross premiums written for the property segment decreased $19 million in the third quarter of 2025. After several consecutive years of rate increases, rates on commercial property exposures declined in the third quarter of 2025, driven by more intense competition. However, some competitors have reduced their appetite for select Hawaii homeowner coverages, which, along with rate increases, has allowed our other property premium to grow.

Surety

Gross premiums written for the surety segment decreased $1 million for the third quarter of 2025. A decrease in construction spending and soft market conditions drove the decline.

Underwriting Income

	For the Three Months
	Ended September 30,
	2025	2024
Underwriting Income (in thousands)
Casualty	$4,486	$2,549
Property	50,424	30,402
Surety	5,635	7,741
Total	$60,545	$40,692

Combined Ratio
Casualty	98.2	98.8
Property	60.2	77.2
Surety	85.0	78.8
Total	85.1	89.6

Casualty

The casualty segment recorded underwriting income of $4 million in the third quarter of 2025, compared to $3 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $8 million in 2025, primarily on accident years 2020 through 2022 and 2024. Larger drivers of the favorable development were commercial excess, general liability, executive products and personal umbrella. In comparison, $10 million of prior accident years’ reserves were released in the third quarter of 2024. Commercial excess, professional services, general liability, personal umbrella and executive products were drivers of the favorable development in 2024. In addition, underwriting results for 2024 included $2 million of hurricane and storm losses on casualty-oriented package policies that include property coverage.

The combined ratio for the casualty segment was 98.2 in 2025, compared to 98.8 in 2024. The segment’s loss ratio was 62.0 in 2025, down from 62.8 in 2024, due to improved current accident year losses. The expense ratio for the casualty segment was 36.2, up from 36.0 for the same period last year.

Property

The property segment recorded underwriting income of $50 million for the third quarter of 2025, compared to $30 million for the same period last year. Underwriting results for 2025 included $5 million of favorable development on prior years’ loss reserves. Comparatively, the 2024 underwriting results included $8 million of favorable development on prior years’ loss and catastrophe reserves, $35 million of losses from Hurricanes Beryl and Helen, as well as $2 million of storm losses.

Underwriting results for the third quarter of 2025 translated into a combined ratio of 60.2, compared to 77.2 for the same period last year. The segment’s loss ratio was 25.9 in 2025, down from 45.8 in 2024, as a result of lower catastrophe losses. The segment’s expense ratio increased to 34.3 in 2025, up from 31.4 in the prior year, driven by continued investments in people and technology, along with higher acquisition-related expenses, which can fluctuate between periods.

Surety

The surety segment recorded underwriting income of $6 million for the third quarter of 2025, compared to $8 million for the same period last year. Results for 2025 and 2024 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $3 million in each period.

The combined ratio for the surety segment totaled 85.0 for the third quarter of 2025, compared to 78.8 for the same period in 2024. The segment’s loss ratio was 11.4 in 2025, up from 8.7 in 2024, due to slightly lower favorable development on prior accident years and a higher earned premium base. The expense ratio was 73.6, up from 70.1 in the prior year, due to continued investments in people and technology, as well as higher acquisition expenses.

Investment Income

Our investment portfolio generated net investment income of $41 million during the third quarter of 2025, an increase of 12 percent from the same period in 2024. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the third quarter of 2025 and 2024 were as follows:

	2025	2024
Pretax Yield
Taxable	4.19%	3.86%
Tax-Exempt	2.69%	2.98%
After-Tax Yield
Taxable	3.31%	3.05%
Tax-Exempt	2.55%	2.82%

Income Taxes

Our effective tax rate for the third quarter of 2025 was 20.8 percent, compared to 18.7 percent for the same period in 2024. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The effective tax rate was higher for the third quarter of 2025 due to lower levels of tax-favored adjustments, such as tax credits and excess tax benefits on share-based compensation, and higher levels of pretax income, which decreased the percentage impact of the tax-favored adjustments.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2025 and 2024:

(in thousands)	2025	2024
Operating cash flows	$457,453	$432,139
Investing cash flows	(402,518)	(372,088)
Financing cash flows	(42,104)	(35,841)
Total	$12,831	$24,210

Premiums received from customers are our largest source of cash and claim payments on insured losses represent our largest use of cash. Cash flows from operating activities can vary among periods due to the timing in which these payments are made or received. Operating cash flows in the first nine months of 2025 benefited from increased premium and investment income receipts relative to the first nine months of 2024.

As of September 30, 2025, we had $100 million in debt outstanding. On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries an adjustable interest rate of 5.76 percent, which will reset during the fourth quarter of 2025. The credit facility with PNC was entered into during the first quarter of 2023 and replaced the previous $60 million facility with Bank of Montreal, Chicago Branch, which expired on March 27, 2023. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. Further, RLI Insurance Company borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 12, 2024. The borrowing matures on November 12, 2025. Interest is paid monthly at an annualized rate of 4.44 percent.

Two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of September 30, 2025, $55 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

As of September 30, 2025, we had cash and other investments maturing within one year of approximately $485 million and an additional $765 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at September 30, 2025 have increased $606 million from December 31, 2024. As of September 30, 2025, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$395,751	$399,593	$3,842	8.5%	AA+
U.S. agency	55,268	55,483	215	1.2%	AA+
Non-U.S. government & agency	12,730	12,377	(353)	0.3%	A-
Agency MBS	632,284	604,351	(27,933)	12.9%	AA+
ABS/CMBS/MBS**	577,587	563,754	(13,833)	12.0%	AA
Corporate	1,501,345	1,490,035	(11,310)	31.8%	A-
Municipal	480,989	410,891	(70,098)	8.7%	AA+
Total fixed income	$3,655,954	$3,536,484	$(119,470)	75.4%	AA-
Equity	513,255	878,872	365,617	18.8%
Short-term investments	165,706	165,706	—	3.5%
Other invested assets	58,123	56,494	(1,629)	1.2%
Cash	52,621	52,621	—	1.1%
Total portfolio	$4,445,659	$4,690,177	$244,518	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of September 30, 2025, our fixed income portfolio had the following rating distribution:

					Below
					Investment
	AAA	AA	A	BBB	Grade	No Rating	Fair Value
U.S. government	-	399,593	-	-	-	-	399,593
U.S. agency	-	55,483	-	-	-	-	55,483
Non-U.S. government & agency	-	1,403	4,415	5,558	-	1,001	12,377
Agency MBS	-	604,351	-	-	-	-	604,351
ABS/CMBS/MBS*	354,527	48,113	110,967	1,006	8,875	40,266	563,754
Corporate	23,769	174,402	618,248	413,004	163,271	97,341	1,490,035
Municipal	117,068	263,726	28,294	-	-	1,803	410,891
Total	495,364	1,547,071	761,924	419,568	172,146	140,411	3,536,484
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

As of September 30, 2025, our fixed income portfolio remained well diversified, with 1,929 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of September 30, 2025, we had $304 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of September 30, 2025, we had $258 million in commercial and non-agency MBS and $604 million in MBS backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 12.0 percent of our investment portfolio at quarter end.

We had $1,490 million in corporate fixed income securities as of September 30, 2025, which includes $140 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 72 percent taxable securities and 28 percent tax-exempt securities. Approximately 93 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of September 30, 2025, our equity portfolio had a dividend yield of 1.5 percent, compared to 1.2 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 78 individual securities and five ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low-income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $64 million of investments in unconsolidated investees at September 30, 2025, compared to $56 million at December 31, 2024.

Our investment portfolio does not have any exposure to derivatives.

As of September 30, 2025, our capital structure consisted of $100 million in debt and $1.9 billion of shareholders’ equity. Debt outstanding comprised 5 percent of total capital as of September 30, 2025. Interest and fees on debt obligations totaled $4 million for the first nine months of 2025 and $5 million during the same period in 2024. We incurred interest expense on debt at an average annual interest rate of 5.18 percent during the first nine months of 2025, compared to 6.20 percent during the same period last year.

We paid a regular quarterly cash dividend of $0.16 per share on September 19, 2025, the same amount as the prior quarter. We have increased dividends in each of the last 50 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2025, our holding company had $1.9 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $134 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

Ordinary dividends, which may be paid by our principal insurance subsidiary without prior regulatory approval, are subject to certain limitations based upon statutory income, surplus and earned surplus. The maximum ordinary dividend distribution from our principal insurance subsidiary in a rolling 12-month period is limited by Illinois law to the greater of 10 percent of RLI Ins. policyholder surplus, as of December 31 of the preceding year, or the net income of RLI Ins. for the 12-month period ending December 31 of the preceding year. Ordinary dividends are further restricted by the requirement that they be paid from earned surplus. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In the first nine months of 2025, RLI Ins. paid $139 million in ordinary dividends to RLI Corp. In 2024, RLI Ins. paid ordinary dividends totaling $152 million. As of September 30, 2025, $1 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends without prior approval from the IDOI. Because the limitations are based upon a rolling 12-month period, the amount and impact of these restrictions vary over time. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 22, 2025