Form 10-K
period 2025-12-31
RLI CORP
filed 2026-02-20
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, based upon the closing sale price of the Common Stock on June 30, 2025, was $5,490,497,507. Shares of Common Stock held by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, on February 13, 2026 was 91,920,177.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders are incorporated herein by reference into Part III of this document.

RLI Corp.

RLI Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

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

SPECIALTY ADMITTED INSURANCE MARKET

We write business in the specialty admitted market. Many of these risks are unique and harder to place than in the standard admitted market, but for marketing, regulatory or contractual reasons, they must remain with an admitted insurance company. The specialty admitted market is subject to greater state regulation than the excess and surplus market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. For 2025, our specialty admitted operations produced gross premiums written of $1.2 billion, representing 60 percent of our total gross premiums for the year.

EXCESS AND SURPLUS INSURANCE MARKET

The excess and surplus market focuses on hard-to-place risks. Participating in this market allows the Company to underwrite non-standard risks with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and, in many cases, more expensive than in the standard admitted market. The excess and surplus lines environment and production model effectively filter submission flow and match market opportunities to our expertise and appetite. The excess and surplus market represented less than 10 percent of the entire domestic property and casualty industry as of December 31, 2025, according to AM Best and as measured by direct premiums written. Our excess and surplus operations wrote gross premiums of $783 million, or 39 percent, of our total gross premiums written in 2025.

SPECIALTY REINSURANCE MARKET

The business we write in the specialty reinsurance market is generally written on a portfolio basis. We write contracts on an excess of loss and a proportional basis. Contract provisions are written and agreed upon between the company and its reinsurance clients. The business is typically more volatile as a result of unique underlying exposures and excess and aggregate attachments. For 2025, our specialty reinsurance operations wrote gross premiums of $23 million, representing 1 percent of our total gross premiums written for the year.

BUSINESS SEGMENT OVERVIEW

Our insurance operations consist of three segments: property, casualty and surety. For additional information, see note 11 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data. The table below summarizes the composition of net premiums earned by major product.

	Year ended December 31,
(in thousands)	2025		2024		2023
CASUALTY
Commercial excess and personal umbrella	$447,361	28%	$354,847	23%	$286,178	22%
Commercial transportation	123,413	8%	120,650	8%	103,719	8%
General liability	110,891	7%	104,423	7%	103,066	8%
Professional services	108,090	7%	103,794	7%	99,596	8%
Small commercial	79,064	5%	78,308	5%	72,920	6%
Executive products	22,942	1%	23,555	2%	24,687	2%
Other casualty	62,220	4%	67,260	4%	68,180	5%
Total	$953,981	60%	$852,837	56%	$758,346	59%

PROPERTY
Commercial property	$301,659	19%	$345,554	23%	$244,798	19%
Marine	158,904	10%	145,706	10%	129,428	10%
Other property	51,841	2%	40,124	2%	27,304	2%
Total	$512,404	31%	$531,384	35%	$401,530	31%

SURETY
Transactional	$52,418	3%	$49,460	3%	$47,983	3%
Commercial	50,690	3%	48,533	3%	49,707	4%
Contract	44,853	3%	44,192	3%	36,740	3%
Total	$147,961	9%	$142,185	9%	$134,430	10%
Grand total	$1,614,346	100%	$1,526,406	100%	$1,294,306	100%

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

General Liability

Our general liability business consists primarily of third-party liability coverage for commercial insureds including manufacturers, contractors, apartments and mercantile. We also offer environmental liability coverages for underground storage tanks, contractors and asbestos and environmental remediation specialists.

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

Executive Products

We provide a suite of management liability coverages, such as directors and officers (D&O) liability insurance, fiduciary liability, employment practice liability and fidelity coverages for a variety of risk classes, including both public and private businesses. Our publicly traded D&O appetite generally focuses on offering excess Side A D&O coverage (where corporations cannot indemnify the individual directors and officers) as well as excess full coverage D&O.

Other Casualty

We offer a variety of other smaller products in our casualty segment, including home business insurance, which provides limited liability and property coverage for a variety of small business owners who work from their own home. We had a quota share reinsurance agreement with Prime Insurance Company and Prime Property and Casualty Insurance Inc., the two insurance subsidiaries of Prime Holdings Insurance Services, Inc. (Prime). Through our agreement with Prime, we assumed general liability, excess, commercial auto, property and professional liability coverages. Separately, we assume mortgage reinsurance, which provides credit risk transfer on pools of mortgages. We also offer general liability and package coverages through a binding authority group, a program in which select surplus lines producers are granted limited underwriting authority to bind business on behalf of the Company through our online system.

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

SURETY SEGMENT

Transactional

Our transactional surety coverage is primarily comprised of small bonds for businesses and individuals. Examples of these bond types are license and permit, notary and court bonds. The underwriting and delivery of these bonds is highly automated.

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

MARKETING AND DISTRIBUTION

We distribute our insurance and surety products nationwide through a diverse network of wholesale and retail brokers, independent agents, carrier partners, underwriting agents and direct digital platforms. This multi-channel approach allows us to align specialized products with the most effective distribution partner while maintaining disciplined underwriting standards.

BROKERS

Our commercial property, general liability, commercial surety, executive products, commercial excess, marine and commercial transportation coverages are distributed primarily through independent wholesale and retail brokers.

INDEPENDENT AGENTS

We distribute a range of products, including homeowners’ and dwelling fire, home business, surety, commercial transportation, professional services, small commercial and personal umbrella coverages through independent agents. Many of these products are subject to detailed eligibility requirements embedded within strict underwriting guidelines. Each risk is prequalified through systems accessible to the independent agent, and the agent cannot bind the risk unless approval is received from our underwriters or automated underwriting platforms.

CARRIER PARTNERS

We partner with other insurance carriers to offer home business and personal umbrella coverage. These partners place business with us through their affiliated agencies when the underlying risk falls outside of their underwriting appetite.

UNDERWRITING AGENTS

We contract with specialist underwriting agencies that are granted limited authority to underwrite or bind business on our behalf. These relationships operate under strict underwriting guidelines and are subject to regular audits to ensure compliance.

DIRECT

We leverage digital platforms to efficiently produce, process and service select lines of business, including home business, binding authority, small commercial, personal umbrella and surety products.

COMPETITION

Our specialty property and casualty insurance subsidiaries operate in a very competitive industry that is cyclical and historically characterized by periods of high premium rates and shortages of underwriting capacity followed by periods of severe competition and excess underwriting capacity. Within the United States alone, approximately 2,600 companies actively market property and casualty coverages.

Our primary competitors in the casualty segment include AIG, Allianz, Arch, Aspen, AXA/XL, Beazley, Berkley, Berkshire/National Indemnity, Chubb, CNA, Great American, Great West, Hartford, Hudson, James River, Kinsale, Lancer, Liberty, Markel, Nationwide, Progressive, RSUI, Sompo, Tokio Marine/HCC, Travelers, USLI, Westchester and Zurich.

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

Capacity from managing general agents increases competition across the property and casualty markets, with competitive dynamics, such as coverage, service and pricing, varying by line of business. We win business through innovative coverages, consistent high-quality service to agents and policyholders and fair pricing. Our competitive position is further strengthened by the value we bring to our relationships, the expertise of our associate-owners, our strong financial condition and reputation and our broad geographic footprint.

Across all segments, we have experienced underwriting and claims teams and adhere to disciplined underwriting standards. We do not pursue market share at the expense of underwriting profitability. Consistent with this approach, we have a history of exiting markets when conditions become overly adverse and introducing new coverages and programs when opportunities exist to deliver needed risk transfer with exceptional service on a profitable basis.

FINANCIAL STRENGTH RATINGS

Financial strength ratings play a key role in establishing the competitive position of insurance companies. These independent assessments evaluate an insurer’s ability to meet ongoing policy and contract obligations, based on a comprehensive quantitative and qualitative analysis of balance sheet strength, operating performance, business profile and enterprise risk management. The ratings focus on factors most relevant to policyholders, agents, insurance brokers and intermediaries and are not intended to assess securities issued by the company. According to publications from AM Best, Standard & Poor’s, and Moody’s, A and A+ ratings are assigned to insurers viewed as having a superior ability to meet insurance obligations, a strong capacity to fulfill financial commitments or a low level of credit risk, respectively.

At December 31, 2025, the following ratings were assigned to our insurance companies and represent affirmations of previously assigned ratings:

AM Best
RLI Ins., Mt. Hawley and CBIC* (group-rated)	A+, Superior
Standard & Poor’s
RLI Ins. and Mt. Hawley	A, Strong
Moody’s
RLI Ins. and Mt. Hawley	A2

*CBIC is only rated by AM Best

REINSURANCE

In the ordinary course of business, we rely on other insurance companies to share risks through reinsurance by paying or ceding to the reinsurer a portion of the premiums received on such policies. These arrangements allow the Company to pursue greater business diversification and limit the maximum net loss on catastrophes and large risks. We use reinsurance as an alternative to using our own capital to take risks and reduce volatility. Retention levels are evaluated each year to maintain a balance between our capital position and the cost of reinsurance. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the insurer to the extent of the insurance ceded. The following table illustrates the degree to which we have utilized reinsurance during the past three years. For an expanded discussion of the impact of reinsurance on our operations, see note 4 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

	Year Ended December 31,
(in thousands)	2025	2024	2023
PREMIUMS WRITTEN
Direct and Assumed	$2,026,846	$2,013,048	$1,806,660
Reinsurance ceded	(404,717)	(407,527)	(378,913)
Net	$1,622,129	$1,605,521	$1,427,747
PREMIUMS EARNED
Direct and Assumed	$2,019,349	$1,921,235	$1,699,419
Reinsurance ceded	(405,003)	(394,829)	(405,113)
Net	$1,614,346	$1,526,406	$1,294,306

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

				Per Risk
(in millions)		Renewal	Attachment	Limit	Maximum
Product Line(s) Covered	Contract Type	Date	Point	Purchased	Retention *
General liability	Excess of Loss	1/1	$1.0	$9.0	$2.8
Commercial excess	Excess of Loss	1/1	1.0	9.0	2.8
Personal umbrella	Excess of Loss	1/1	1.0	9.0	2.8
Commercial transportation	Excess of Loss	1/1	1.0	9.0	2.8
Package - liability and workers' compensation	Excess of Loss	1/1	1.0	10.0	3.7
Workers' compensation catastrophe	Excess of Loss	1/1	11.0	14.0	—	**
Professional services - professional liability	Excess of Loss	7/1	1.0	9.0	3.3
Executive products	Quota Share	7/1	N/A	25.0	6.3
Property - risk cover	Excess of Loss	1/1	2.0	23.0	3.9
Marine	Excess of Loss	6/1	3.0	27.0	3.0
Surety	Excess of Loss	4/1	5.0	95.0	14.5	***

*Maximum retention includes first-dollar retention plus any co-participation we retain through the reinsurance tower.

**	The workers’ compensation catastrophe treaty responds after our package liability and workers’ compensation excess of loss treaty, with no additional retention.
***	A limited number of commercial surety accounts are permitted to exceed the $100 million limit. These accounts are subject to additional levels of review and are monitored regularly.

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

Reinsurance limits purchased fluctuate due to changes in the amount of exposure we insure, reinsurance costs, insurance company surplus levels and our risk appetite. In addition, we monitor the expected rate of return for each of our catastrophe lines of business. At high rates of return, we grow the book of business and may purchase additional reinsurance to increase our capacity. As the rate of return decreases, we may reduce exposure and may purchase less reinsurance. Our reinsurance coverages for 2024 through 2026 are shown in the table below.

Catastrophe Coverages

(in millions)

	2026		2025		2024
	First-Dollar		First-Dollar		First-Dollar
	Retention	Limit	Retention	Limit	Retention	Limit
California earthquake	$25	$700	$25	$850	$25	$850
Non-California earthquake	50	700	50	850	50	850
Other perils, including hurricane	50	600	50	750	50	750

Our property catastrophe program continues to be applied on an excess of loss basis. Although covered in one program, limits and attachment points differ for California earthquakes and all other perils. These catastrophe limits are in addition to the per-occurrence coverage provided by facultative and other treaty coverages. We have participated in the catastrophe layers purchased by retaining a percentage of various layers in certain years. Our participation has varied over time based on price and the amount of risk transferred by each layer. For 2026, the program was 100 percent placed. All layers of the treaty include one reinstatement, some being prepaid reinstatements, while others require the payment of additional reinstatement premium. Additionally, we have coverages that may reduce first-dollar retentions and additional aggregate protections for multiple events within an established period of time.

The following table shows the likelihood that a loss from a single event would be less than the amount shown. For example, the 1-in-100 return period for hurricane means that the largest modeled hurricane occurrence had losses less than the amount shown in 99 out of 100 modeled years, while the largest modeled hurricane occurrence exceeded the amount shown in one out of 100 modeled years. Losses were modeled based on our exposure as of December 31, 2025, utilizing the reinsurance treaty structure in place as of January 1, 2026. The loss amounts are pre-tax and include the impact of additional reinsurance reinstatement premium, if any.

(Losses in millions)		Hurricane		California Earthquake		Non-California Earthquake
Probability	Return Period	Gross Loss	Net Loss	Gross Loss	Net Loss	Gross Loss	Net Loss
90.0%	10 Year	$83	$39	$12	$9	$3	$2
96.0%	25 Year	184	46	70	26	15	9
98.0%	50 Year	288	49	166	26	48	22
99.0%	100 Year	416	50	295	31	117	30
99.6%	250 Year	627	50	516	41	229	37

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

We are required to report to the rating agencies estimated loss to a single event that could include all potential earthquakes and hurricanes contemplated by the catastrophe modeling software. This reported loss includes the impact of insured losses based on the estimated frequency and severity of potential events, loss adjustment expense, reinstatements paid after the loss, reinsurance recoveries and taxes. Based on the catastrophe reinsurance treaty purchased on January 1, 2026, there is a 99.6 percent likelihood that the net loss will be less than 2.8 percent of policyholders’ statutory surplus as of December 31, 2025. The exposure levels continue to be within our tolerances for this risk. Comparatively, based on the catastrophe reinsurance treaty purchased on January 1, 2025, there was a 99.6 percent likelihood that the net loss would have been less than 2.6 percent of policyholders’ statutory surplus as of December 31, 2024. The comparable metric over the past five years, as measured at the beginning of each of those treaty years, has ranged from 2.6 percent of surplus to 10.8 percent of surplus.

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

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Statutory net premiums written	$1,622,129	$1,605,521	$1,427,747	$1,241,536	$1,057,533
Policyholders’ surplus	1,846,615	1,787,312	1,520,135	1,407,925	1,240,649
Ratio	0.88 to 1	0.90 to 1	0.94 to 1	0.88 to 1	0.85 to 1

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

	Year Ended December 31,
	2025	2024	2023	2022	2021
Loss ratio	45.0	48.4	46.7	44.9	46.5
Expense ratio	38.6	37.8	39.9	39.5	40.3
Combined ratio	83.6	86.2	86.6	84.4	86.8

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

	Year Ended December 31,
Statutory	2025		2024		2023		2022		2021
Statutory loss ratio	45.0		48.4		46.7		44.9		46.5
Statutory expense ratio	39.3		37.5		37.7		38.3		38.8
Statutory combined ratio	84.3		85.9		84.4		83.2		85.3

P&C industry combined ratio	92.6	*	96.8	**	101.7	**	102.7	**	99.7	**
*	Source: Conning (2025). Property-Casualty Forecast & Analysis: By Line of Business, Fourth Quarter 2025. Estimated for the year ended December 31, 2025.

**Source: AM Best (2025). Aggregate & Averages – Property/Casualty, United States & Canada. 2021 – 2024.

INVESTMENTS

Our investment portfolio serves as a resource for loss payments and secondarily as a source of income to support operations. Our investment strategy is based on preservation of capital as the first priority, with a secondary focus on growing book value through total return. Investments of the highest quality and marketability are critical for preserving our ability to pay claims. In addition, we have a diversified investment portfolio that distributes credit risk across many issuers and an investment policy that limits aggregate credit exposure. Despite periodic fluctuations in market value, our equity portfolio is part of a long-term asset allocation strategy and has contributed significantly to our growth in book value over time. Our portfolio does not contain derivatives.

Investment portfolios are managed both internally and externally by experienced portfolio managers. We follow an investment policy that is reviewed quarterly and revised periodically, with oversight conducted by our senior officers and board of directors.

Our investments include fixed income debt securities, common stock equity securities, exchange traded funds (ETFs) and a small number of limited partnership interests. The fixed income portfolio was 76 percent of the total portfolio, down 2 percent from the prior year, while the equity allocation was 19 percent of the overall portfolio, up 1 percent from the previous year. Other invested assets represented 1 percent of the total portfolio and include investments in low-income housing tax credit and historic tax credit partnerships, membership stock in the Federal Home Loan Bank of Chicago and investments in private funds. The remaining 4 percent was made up of cash and short-term investments. As of December 31, 2025, 78 percent of the fixed income portfolio was rated A or better and 57 percent was rated AA or better.

We classify all the securities in our fixed income portfolio as available-for-sale, which are carried at fair value. Beyond available operating cash flow, the portfolio provides an additional source of liquidity and can be used to address potential future changes in our asset/liability structure. Aggregate maturities for the fixed income portfolio as of December 31, 2025, were as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$239,131	$238,034
Due after one year through five years	708,254	704,534
Due after five years through 10 years	828,257	831,432
Due after 10 years	547,245	475,677
ABS/CMBS/MBS*	1,319,475	1,283,659
Total available-for-sale	$3,642,362	$3,533,336
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

We had cash and fixed income securities maturing within one year of $414 million at year-end 2025. This total represented 9 percent of cash and investments, which was the same as 2024.

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

The NAIC uses a risk-based capital (RBC) model to monitor and regulate the solvency of licensed property and casualty insurance companies. Illinois has adopted a version of the NAIC’s model law. The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and loss adjustment expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action. RBC is calculated annually by insurers, as of December 31 of each year. As of December 31, 2025, each of our insurance company subsidiaries had RBC levels significantly in excess of the company action level RBC, defined as being 200 percent of the authorized control level RBC, which would prompt corrective action under Illinois law. RLI Ins., our principal insurance company subsidiary, had an authorized control level RBC of $306 million compared to actual statutory capital and surplus of $1.8 billion as of December 31, 2025, resulting in statutory capital that is more than six times the authorized control level. The calculation of RBC requires certain judgments to be made, and, accordingly, each of our insurance company subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

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

The NAIC adopted the Insurer Climate Risk Disclosure Data Survey to provide regulators with information about the assessment of risks posed by climate change to insurers and the actions insurers are taking in response to their understanding of climate change risks. A number of states require the Company to provide annual responses to the survey, all of which accept the filing of the Company’s response with the California Department of Insurance. The Company’s 2025 survey response, for calendar year 2024, can be accessed on the California Department of Insurance website.

The rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the ability of a ceding insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a ceding insurer will only enter into a reinsurance agreement if it can obtain credit against its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer. With respect to U.S.-domiciled ceding companies, credit is usually granted when the reinsurer is licensed, accredited, certified or identified as a reciprocal jurisdiction reinsurer in the state where the ceding company is domiciled. States also generally permit ceding insurers to take credit for reinsurance if the reinsurer is: (1) domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the primary insurer’s state of domicile and (2) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.

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

HUMAN CAPITAL

RLI is a specialty underwriting company whose success is driven by our entrepreneurial, ownership culture. We strive to hire top underwriting and claim talent, who work closely with our customers throughout the United States. Compensation plans are designed to reward profitability and shareholder value creation to better align compensation with the longer-term nature of insurance products and stakeholder expectations. Underwriters have the resources and authority to operate within established underwriting guidelines and share in the rewards when they succeed. We solicit employee feedback to help ensure employees are engaged, feel valued and are contributing to our success.

The Company employed 1,193 associates throughout the United States as of December 31, 2025, compared to 1,147 as of December 31, 2024, with an average employee tenure of 8.1 years. Given the complex nature of our products and the niche markets in which we operate, we prefer to utilize our own underwriting, claims and support staff, as these businesses require specialized experience and deep industry knowledge to appropriately select risks and effectively serve customers. Accordingly, ensuring a seamless transfer of knowledge as employees retire and developing new talent remain key areas of focus. We support these efforts by enabling employees to maintain and expand their industry knowledge and technical expertise through education and training programs, as well as memberships in industry and trade associations. In limited circumstances, we leverage third-party contractors when specialized skill sets outside our core insurance functions are required or when operational efficiencies can be achieved.

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

An important element of the Total Rewards program is to promote alignment of employee and shareholder interests, which is achieved through the Company’s Employee Stock Ownership Plan (ESOP) and long-term incentive plan (LTIP). The ESOP is a qualified retirement plan that provides shares of RLI Corp. stock to employees based on the profitability of the Company, while management is granted stock options and restricted stock units through the LTIP. Management, at the level of vice president and above, is subject to stock ownership guidelines requiring them to hold Company shares valued at a multiple of their base salary, depending on their role. As of December 31, 2025, 7 percent of RLI Corp. shares were owned by insiders.

Talented Workforce

We strive to cultivate a talented workforce to perpetuate our ownership culture, deliver excellent customer service and continue to achieve superior business results. Our goal is to attract, develop and retain the best talent with a variety of experiences, perspectives and skillsets, while promoting a culture where different viewpoints are valued and individuals feel respected, are treated fairly and have an opportunity to excel in their chosen careers.

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

We market our insurance products through brokers, agents and carrier partners. In 2025, 49 percent of our gross premiums written were produced through ten producer entities, while no other entity’s production exceeded 2 percent of our gross premiums written. Accordingly, our business is dependent on the willingness of these agents, brokers and carrier partners to recommend our products to their customers, who may also promote and distribute the products of our competitors. Loss of all or a substantial portion of the business written through these parties could have a material adverse effect on our business.

Our business is concentrated in several key states and a change in our business in one of those states could disproportionately affect our financial condition or results of operations.

Although we operate in all 50 states, 56 percent of our direct premiums earned were generated in four states in 2025: Florida – 18 percent; California – 18 percent; Texas – 11 percent; and New York – 9 percent. An interruption in our operations, or a negative change in the business environment, insurance market or regulatory environment in one or more of these states could have a disproportionate effect on our business and direct premiums earned.

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

All our ratings were reviewed during 2025. AM Best reaffirmed its A+, Superior rating for the combined entity of RLI Ins., Mt. Hawley and CBIC (group-rated). Standard & Poor’s reaffirmed our A rating for the group of RLI Ins. and Mt. Hawley. Moody’s reaffirmed our group rating of A2 for RLI Ins. and Mt. Hawley. If our ratings are significantly reduced from their current levels by AM Best, Standard & Poor’s or Moody’s, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business, as policyholders might move to other companies with greater financial strength ratings.

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

Factors such as business revenue, construction spending, government spending and policies, tariffs, the volatility and strength of the capital markets and inflation can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. Insurance premiums in our markets are heavily dependent on our customers’ revenues, payroll, value of goods transported, miles traveled and number of new projects initiated. In an economic downturn characterized by higher unemployment, declines in construction spending and reduced corporate revenues, the demand for insurance products is adversely affected. Adverse changes in the economy may lead our customers to have less need or desire for insurance coverage, to cancel existing insurance policies, to modify coverage or to not renew with the Company, all of which affect our ability to generate revenue. In addition, as approximately a third of our business relates to the construction industry, our results of operations could be significantly impacted in an economic downturn if the construction industry is affected disproportionately.

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

We contract with a number of third-party vendors to support our business. For example, we have license agreements for software that we use to model natural catastrophes, process claims, and manage policies, producers and financial processes. The vendors range from large national companies, who are dominant in their area of expertise and would be difficult to quickly replace, to smaller or start-up vendors with leading technology, but with shorter operating histories and fewer financial resources. Failures of certain vendors to provide services could adversely affect our ability to deliver products and services to our customers, disrupting our business and causing the Company to incur significant expense. If one or more of our vendors experience a cybersecurity breach; fail to use artificial intelligence reliably and in compliance with applicable laws; or fail to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputational damage. We maintain a vendor management program to establish procurement policies and to monitor vendor risk, including the security and stability of our critical vendors.

Any significant interruption in the operation of our facilities, systems and business functions could adversely affect our financial condition and results of operations.

We rely on multiple computer systems to interact with producers and customers, issue policies, pay claims, run modeling functions, assess insurance risks and complete various important internal processes including accounting and bookkeeping. Our business is highly dependent on our ability to access these systems to perform necessary business functions. Additionally, some of these systems may include or rely upon third-party systems not located on our premises. Any of these systems may be exposed to unplanned interruption, unreliability or intrusion from a variety of causes, including among others, storms and other natural disasters, terrorist attacks, cyber attacks, errors or inaccuracies in artificial intelligence systems, utility outages or complications encountered as existing systems are replaced or upgraded.

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

Although we have investigated and closed a majority of COVID-19-related claims without payment, state and federal courts could rule that such claims are covered under our policies. Court decisions upholding our position that these COVID-19 related claims are not covered under our policies could also be overturned on appeal. These actions could result in an increase in claims and paid losses, which could have a materially adverse effect on our financial performance. Such appellate court decisions may take several years to become final and their ultimate outcome remains uncertain at this time.

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

The IT security department is responsible for the day-to-day assessment and management of cybersecurity risks, including efforts to prevent and, if necessary, mitigate the effects of a cybersecurity incident. The head of the Company’s IT security department serves as the Company’s chief information security officer (CISO). The CISO holds a Certified Information Systems Security Professional designation from the Information Security Certification Consortium, has 21 years of experience in the insurance industry and has served in IT security-related roles for 25 years.

Management oversight of cybersecurity risks is provided primarily through the Company’s Technology Committee, which is chaired by the Company’s Vice President of Operations and comprised of members of senior management. The Technology Committee’s responsibilities include general oversight of cybersecurity-related matters, maintenance of the cybersecurity and data privacy programs and oversight of the Company’s cybersecurity incident response plan. Technology risk, including cybersecurity risk, is also integrated into the Company’s enterprise risk management process. The Company’s Risk Committee, chaired by the CEO and comprised of members of executive management, identifies the Company’s material risks and reviews the strategies, processes and controls in place to facilitate the understanding, identification, prevention, measurement, reporting and mitigation of those risks. The Risk Committee meets quarterly and reviews the Technology Committee’s current assessment of cybersecurity risks.

The RLI Corp. Board of Directors provides oversight for cybersecurity risks primarily through its Finance & Risk Committee (FRC). The Company’s CISO presents quarterly to the designated committee on cybersecurity risks and the Company’s strategies to assess and manage those risks. Additionally, the board receives periodic updates on emerging cybersecurity issues and developments through director education provided by the Company and third-party experts, detailed reviews provided by the CISO on select cybersecurity topics, and periodic “table top” simulations of a cybersecurity event.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RLI Corp. common stock trades on the New York Stock Exchange under the symbol “RLI”. RLI Corp. has paid dividends for 198 consecutive quarters and increased quarterly dividends in each of the last 50 years. In December 2025 and 2024, RLI Corp. paid special cash dividends of $2.00 per share to shareholders. As of February 13, 2026, there were 1,115 registered holders of the Company’s common stock.

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

Performance

The following graph provides a five-year comparison of RLI Corp.’s total return to shareholders compared to that of the S&P 500 and S&P 500 P&C Index:

		2020	2021	2022	2023	2024	2025
RLI	~~--------------~~	$100	$111	$138	$143	$183	$148
S&P 500	••••••••••••••••	100	129	105	133	166	196
S&P 500 P&C Index	— — —	100	118	140	155	209	229

Assumes $100 invested on December 31, 2020, in RLI, S&P 500 and S&P 500 P&C Index, with reinvestment of dividends. Comparison of five-year annualized total return — RLI: 8.1%, S&P 500: 14.4% and S&P 500 P&C Index: 18.0%.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities - Not applicable.

Issuer Purchases of Equity Securities - Not applicable.

Item 6. [Reserved] - Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RLI Corp. is a U.S.-based, specialty insurance company that underwrites select property, casualty and surety products through three major subsidiaries collectively known as RLI Insurance Group (Group). Our focus is on niche markets and developing unique products that are tailored to customers’ needs. We hire underwriters and claim examiners with deep expertise and provide exceptional customer service and support. We maintain a highly diverse product portfolio and underwrite for profit in all market conditions. In 2025, we achieved our 30th consecutive year of underwriting profitability. Over the 30-year period, we averaged an 87.9 combined ratio. This drives our ability to provide shareholder returns in three different ways: the underwriting income itself, net investment income from our investment portfolio and long-term appreciation in our equity portfolio.

We measure the results of our insurance operations by monitoring growth and profitability across three distinct business segments: property, casualty and surety. Growth is measured in terms of gross premiums written, and profitability is analyzed through underwriting income and combined ratios.

KEY PERFORMANCE MEASURES

The following is a list of key performance measures found throughout this report, including definitions, relationships to GAAP measures and explanations of their importance to our operations.

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

	Year ended December 31,
(in thousands)	2025	2024
Net earnings	$403,337	$345,779
Income tax expense	102,644	81,772
Earnings before income taxes	$505,981	$427,551
Equity in earnings of unconsolidated investees	3,924	4,869
General corporate expenses	17,028	15,880
Interest expense on debt	5,358	6,331
Net unrealized gains on equity securities	(43,247)	(81,734)
Net realized gains	(65,116)	(19,966)
Net investment income	(159,739)	(142,278)
Underwriting income	$264,189	$210,653

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

The following is a table of significant risk factors involved in estimating losses grouped by major product line. We distinguish between loss ratio risk and reserve estimation risk. Loss ratio risk refers to the possible dispersion of loss ratios from year to year due to inherent volatility in the business, such as high severity or aggregating exposures. Reserve estimation risk recognizes the difficulty in estimating a given year’s ultimate loss liability. As an example, our property catastrophe business (included below in commercial and other property) has significant variance in year over year results; however, its reserving estimation risk is relatively moderate.

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
High severity
Loss trend volatility
Economic volatility
Unforeseen tort potential
Exposure growth/mix
Heavily reinsured

Other casualty	Medium	Internal & external	Small volume	Medium	Medium

Marine	Medium	Internal	Exposure growth/mix	High	Medium
Aggregation exposure

Commercial and other property	Short	Internal	Aggregation exposure	High	Medium
Low frequency
High severity

Surety	Medium	Internal	Economic volatility	Medium	Medium
Unique exposures

Runoff including asbestos & environmental	Long	Internal & external	Loss trend volatility	High	High
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

Determination of Our Best Estimate

Our best estimate of ultimate loss and LAE reserves are proposed by our lead reserving actuary and then discussed and approved by our Loss Reserve Committee (LRC). The LRC is made up of various members of the management team including the appointed reserving actuary, corporate actuary, chief executive officer, chief operating officer, chief financial officer, chief claim officer, chief legal officer and other selected executives. As part of the discussion with the LRC, the analysis supporting the actuarial central estimate of the IBNR reserve by product is reviewed. The actuaries also present explanations supporting any changes to the underlying assumptions used to calculate the indicated central estimate. Our actuaries make a recommendation to management in regard to booked reserves that reflect both their analytical assessment and relevant qualitative factors, such as their view of estimation risk. After discussing these analyses with the LRC and considering all relevant risk factors, our actuaries determine whether the reserve balances require further adjustment.

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

Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate settlement values. Periodic adjustments to these estimates will likely occur as the actual loss emergence reveals itself over time. Our loss reserving processes reflect accepted actuarial practices and our methodologies result in a reasonable provision for reserves as of December 31, 2025.

Reserve Sensitivities

There are three major parameters that have significant influence on our actuarial estimates of ultimate liabilities by product. They are the actual losses that are reported, the expected loss emergence pattern and the expected loss ratios used in the analyses. If the actual losses reported do not emerge as expected, it may cause the Company to challenge all or some of our previous assumptions. We may change expected loss emergence patterns, the expected loss ratios used in our analysis and/or the weights we place on a given actuarial method. The impact will be much greater and more leveraged for products with longer emergence patterns. Our general liability product is an example of a product with a relatively long emergence pattern. The following chart illustrates the sensitivity of our general liability reserve estimates to these key parameters. We believe the scenarios to be reasonable, as similar favorable variations have occurred in recent years. For example, our general liability calendar year emergence on prior accident years has ranged from 12 percent to 27 percent favorable and our transportation emergence has ranged from 30 percent adverse to 40 percent favorable over the last three calendar years, while our overall emergence for all products combined has ranged from 11 percent to 16 percent favorable. The numbers below are the changes in estimated ultimate loss and ALAE in millions of dollars as of December 31, 2025, resulting from the change in the parameters shown. These parameters were applied to a general liability net loss and LAE reserve balance, which was $221 million at December 31, 2025.

	Result from favorable	Result from unfavorable
(in millions)	change in parameter	change in parameter
+/- 5 point change in expected loss ratio for all accident years	$(20)	$21
+/- 10% change in expected emergence patterns	$(6)	$6
+/- 30% change in actual loss emergence over a calendar year	$(8)	$9
Simultaneous change in expected loss ratio (5pts), expected emergence patterns (10%) and actual loss emergence (30%).	$(34)	$35

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

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K, but can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, incorporated herein by reference.

Consolidated revenue for 2025 totaled $1.9 billion, up $112 million from 2024. Net premiums earned for the Group increased 6 percent, driven primarily by growth from our casualty segment. Positive equity market returns during 2025 resulted in $43 million of unrealized gains on equity securities, building on a rally that led to $82 million of unrealized gains in our equity portfolio during 2024. Net investment income increased by 12 percent in 2025, primarily due to higher reinvestment rates and a larger average asset base relative to the prior year.

CONSOLIDATED REVENUE	Year ended December 31,
(in thousands)	2025	2024
Net premiums earned	$1,614,346	$1,526,406
Net investment income	159,739	142,278
Net realized gains	65,116	19,966
Net unrealized gains on equity securities	43,247	81,734
Total consolidated revenue	$1,882,448	$1,770,384

Net earnings for 2025 totaled $403 million, up from $346 million in 2024. Improved underwriting income was bolstered by an increase in investment income.

NET EARNINGS	Year ended December 31,
(in thousands)	2025	2024
Underwriting income	$264,189	$210,653
Net investment income	159,739	142,278
Net realized gains	65,116	19,966
Net unrealized gains on equity securities	43,247	81,734
Interest expense on debt	(5,358)	(6,331)
General corporate expenses	(17,028)	(15,880)
Equity in earnings of unconsolidated investees	(3,924)	(4,869)
Earnings before income taxes	$505,981	$427,551
Income tax expense	(102,644)	(81,772)
Net earnings	$403,337	$345,779

UNDERWRITING RESULTS

We achieved our 30th consecutive year of underwriting profitability in 2025. Gross premiums written increased 1 percent and net premiums earned increased 6 percent in 2025, when compared to 2024. Our track record of success is built on underwriting discipline and a diversified product portfolio that allows us to navigate evolving market conditions. While we may contract in some products when markets soften, we capitalize on growth opportunities in others.

Underwriting income was $264 million on an 83.6 combined ratio in 2025, compared to $211 million on an 86.2 combined ratio in 2024. Underwriting results for 2025 included $30 million of losses from catastrophe events. Comparatively, 2024 included $76 million of pretax losses from Hurricanes Beryl, Helene and Milton, as well as $30 million of other storm losses. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $99 million in 2025, compared to $95 million in 2024. Further discussion of reserve development can be found in note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

The loss ratio was 45.0 in 2025, compared to 48.4 in 2024. The decrease reflects lower net retained catastrophe losses in 2025 and higher prior period reserve releases. The expense ratio increased to 38.6 in 2025, from 37.8 in 2024. Increased expenses were driven by continued investments in people and technology, as well as higher acquisition-related costs, which can fluctuate based on our mix of business. Additionally, higher levels of bonus and profit-sharing expense resulted from improved operating performance.

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

A large portion of our reinsurance placements renewed on January 1, 2026. We secured 15 to 20 percent rate decreases on our catastrophe programs and more modest relief on our property working layers. With our reduced exposure and continuing soft market conditions, we purchased $150 million less catastrophe limit for 2026. However, we remain prepared to increase our exposure and procure additional reinsurance capacity should conditions improve. The risk-adjusted rate change for our casualty treaties was down approximately 5 percent, depending on the underlying coverage.

As we look ahead to 2026, we remain focused on underwriting for profitability in a competitive and evolving market environment. While loss severity trends remain elevated, particularly for auto-related coverages, we believe the rate increases we are taking across our portfolio have established a strong foundation for underwriting results moving forward. Our underwriters continue to be incentivized and empowered to prioritize underwriting profitability over premium growth, including pulling back from underpriced or volatile sectors when the risk-reward profile does not meet our standards. We continue to invest in technology, data infrastructure and specialized underwriting talent to support granular, real-time decision-making and operational efficiency. Supported by a diversified specialty portfolio, a strong balance sheet and disciplined execution, we are optimistic about our ability to navigate market cycles and pursue profitable underwriting opportunities as conditions evolve.

The following tables and narrative provide a more detailed look at individual segment performance over the last two years.

GROSS PREMIUMS WRITTEN AND NET PREMIUMS EARNED

	Gross Premiums Written			Net Premiums Earned
(in thousands)	2025	2024	% Change	2025	2024	% Change
CASUALTY
Commercial excess and personal umbrella	$584,536	$478,144	22%	$447,361	$354,847	26%
Commercial transportation	140,389	146,733	(4)%	123,413	120,650	2%
General liability	116,294	110,984	5%	110,891	104,423	6%
Professional services	118,998	114,163	4%	108,090	103,794	4%
Small commercial	80,161	84,637	(5)%	79,064	78,308	1%
Executive products	90,898	90,815	0%	22,942	23,555	(3)%
Other casualty	59,978	82,880	(28)%	62,220	67,260	(7)%
Total casualty	$1,191,254	$1,108,356	7%	$953,981	$852,837	12%

PROPERTY
Commercial property	$433,239	$519,991	(17)%	$301,659	$345,554	(13)%
Marine	175,914	170,188	3%	158,904	145,706	9%
Other property	63,754	53,307	20%	51,841	40,124	29%
Total property	$672,907	$743,486	(9)%	$512,404	$531,384	(4)%

SURETY
Transactional	$54,083	$52,299	3%	$52,418	$49,460	6%
Commercial	61,540	59,008	4%	50,690	48,533	4%
Contract	47,062	49,899	(6)%	44,853	44,192	1%
Total surety	$162,685	$161,206	1%	$147,961	$142,185	4%

Grand total	$2,026,846	$2,013,048	1%	$1,614,346	$1,526,406	6%

Casualty

Gross premiums written for the casualty segment increased $83 million in 2025. We continued to benefit from positive rate movement across a significant portion of products within the segment. Market conditions in personal umbrella remained favorable as competitors adjusted their appetite and terms in response to loss trends. Our approach to growth reflects reduced new business in challenging states, where we implemented higher underlying limits. Rate increases have been secured, positioning the personal umbrella portfolio for continued growth into 2026.

Premium growth in commercial excess and general liability was driven by expanded marketing efforts and increased construction activity in targeted markets, as some competitors reduced their construction-related exposure. Transportation premiums declined for the year despite higher average rates, reflecting a challenging environment characterized by economic pressures and reduced demand resulting from insured consolidation. Small commercial premium declined as we took actions to improve the quality of the portfolio. Premiums for other casualty lines also decreased during 2025, as we exited from various captive programs and reduced our participation on the reinsurance agreement with Prime.

The casualty segment remains highly diversified, allowing some products to navigate market challenges while others generate profitable growth. We believe ongoing market disruption may present both challenges and opportunities. As with all of our segments, our investments in underwriting talent and strong producer relationships position us to capitalize on favorable market conditions as they arise.

Property

Gross premiums written for the property segment decreased $71 million in 2025. After several consecutive years of rate increases, pricing for commercial property exposures declined during the year as competition intensified among carriers and managing general agents, and some insureds elected to retain more risk. We maintained underwriting discipline by selectively retaining high-quality accounts and forgoing opportunities that did not meet our underwriting standards. We believe this approach to risk selection, together with our focus on securing appropriate pricing and terms, positions us to navigate evolving market conditions and continue to write profitable business.

Marine premium increased during 2025, supported by new business opportunities, modest rate increases and expanded product offerings. Some competitors have reduced their appetite for select Hawaii homeowner coverages, which, along with rate increases, has allowed our other property premium to grow. We expect continued growth in Hawaii homeowners at a more moderate pace in 2026, through a combination of rate actions, strong local market presence and investments in customer experience.

Surety

Gross premiums written in the surety segment increased by $1 million in 2025. Growth in transactional surety was driven by targeted marketing initiatives and continued investment in our distribution capabilities. Commercial surety premium increased as we secured new accounts through collaboration with our distribution partners. These increases were partially offset by a decline in contract surety premium, reflecting a slowdown in construction spending. We remain well positioned to support future business as infrastructure projects at the federal, state and local levels receive funding. Our underwriters actively monitor the financial condition of principals and work collaboratively with them to support achievable projects. We believe this disciplined approach to underwriting and risk selection across economic cycles will enable us to generate profitable growth over the long term.

UNDERWRITING INCOME

Underwriting Income
(in thousands)	2025	2024
Casualty	$15,867	$17,788
Property	219,125	167,536
Surety	29,197	25,329
Total	$264,189	$210,653

Combined Ratio	2025	2024
Casualty	98.3	97.9
Property	57.2	68.5
Surety	80.3	82.2
Total	83.6	86.2

Casualty

Underwriting income for the casualty segment was $16 million on a 98.3 combined ratio in 2025, compared to $18 million on a 97.9 combined ratio in 2024. The total benefit from favorable development on prior years’ reserves was $33 million for 2025, which was largely attributable to accident years 2019 through 2022 and 2024. Favorable development was widespread, with notable amounts from commercial excess, general liability, executive products, professional services and our mortgage reinsurance program within other casualty. Commercial transportation and small commercial experienced adverse prior accident year development. Comparatively, results for the casualty segment in 2024 included favorable development of $53 million, with the majority attributable to commercial excess, general liability, executive products, professional services and our mortgage reinsurance program across accident years 2019 through 2023. Hurricane and storm losses on casualty-oriented package policies that include property coverage resulted in $2 million of losses in 2025, compared to $5 million of storm losses in 2024.

The segment’s loss ratio was 62.4 in 2025, compared to 61.5 in 2024. The higher loss ratio in 2025 was due to lower amounts of favorable development on prior years’ reserves. The expense ratio for the casualty segment was 35.9 in 2025, compared to 36.4 in 2024, as the growth in the earned premium base exceeded the growth in expense.

Property

Underwriting income from the property segment was $219 million on a 57.2 combined ratio in 2025, compared to $168 million on a 68.5 combined ratio in 2024. Underwriting results for 2025 included $50 million of favorable development on prior years’ attritional and catastrophe loss reserves, largely from the commercial property and marine businesses, as well as $28 million of storm and other catastrophe losses. Results for 2024 included $33 million of favorable development on prior years’ attritional and catastrophe loss reserves, largely from the marine and commercial property businesses; $73 million of losses from Hurricanes Beryl, Helene and Milton; as well as $28 million of other storm losses.

The segment’s loss ratio was 23.4 in 2025, compared to 37.4 in 2024. Catastrophe losses added 5 points to the loss ratio in 2025, compared to 19 points in 2024. Additionally, increased levels of favorable development on prior accident years improved the loss ratio in 2025, but the impact was partially offset by higher levels of current accident year attritional losses. The expense ratio for the property segment increased to 33.8 in 2025, from 31.1 in 2024, as a result of continued investments in people and technology, as well as higher acquisition-related expenses, which can fluctuate between periods.

Surety

Underwriting income for the surety segment totaled $29 million on an 80.3 combined ratio in 2025, compared to $25 million on an 82.2 combined ratio in 2024. Underwriting performance for each year reflects a combination of positive current accident year results and favorable development in prior accident years’ loss reserves. Favorable development on prior accident years’ reserves decreased loss and settlement expenses for the segment by $16 million for 2025 and $9 million for 2024.

The segment’s loss ratio was 7.2 in 2025, compared to 11.2 in 2024. An increase in prior accident year favorable development led to the improved loss ratio for the segment. The expense ratio for the surety segment was 73.1 in 2025, up from 71.0 in 2024, due to continued investments in people and technology, as well as higher policy acquisition expenses.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

During 2025, net investment income increased by 12 percent. The increase was primarily due to higher reinvestment rates and an increased asset base relative to the prior year. The average annual yields on our investments were as follows for 2025 and 2024:

	2025	2024
PRETAX YIELD
Taxable (on book value)	4.14%	3.82%
Tax-exempt (on book value)	2.84%	2.87%
Equities (on fair value)	1.71%	1.97%

AFTER-TAX YIELD
Taxable (on book value)	3.27%	3.02%
Tax-exempt (on book value)	2.69%	2.72%
Equities (on fair value)	1.49%	1.71%

The after-tax yield reflects the different tax rates applicable to each category of investment. Our taxable fixed income securities were subject to a corporate tax rate of 21 percent, our tax-exempt municipal securities were subject to a tax rate of 5.3 percent and our dividend income was generally subject to a tax rate of 13.1 percent. During 2025, the average after-tax yield on the taxable fixed income portfolio was 3.3 percent, an increase from 3.0 percent in the prior year. The average after-tax yield on the tax-exempt portfolio was 2.7 percent for both 2025 and 2024.

The fixed income portfolio increased by $358 million during the year, as we allocated the majority of available cash flow to investment grade bonds and experienced positive market performance throughout the year. The tax-adjusted total return on a mark-to-market basis was 7.5 percent. Our equity portfolio increased by $163 million to $899 million in 2025 as a result of strong equity market returns during the year. The total return for the year on the equity portfolio was 16.7 percent.

Our investment results for the last five years are shown in the following table:

					Pre-tax
					Annualized
				Change in	Return on
	Average	Net		Unrealized	Avg.
	Invested	Investment	Net Realized	Appreciation	Invested
(in thousands)	Assets (1)	Income (2)(3)	Gains (3)(4)	(3)(5)	Assets
2021	3,000,025	68,862	64,222	(6,280)	4.2%
2022	3,217,635	86,078	588,515	(462,981)	6.6%
2023	3,474,310	120,383	32,518	144,569	8.6%
2024	3,880,475	142,278	19,966	64,912	5.9%
2025	4,374,125	159,739	65,116	149,583	8.6%
5-yr Avg.	$3,589,314	$115,468	$154,067	$(22,039)	6.8%
(1)	Average market values at beginning and end of year (inclusive of cash and short-term investments).
(2)	Investment income, net of investment expenses.
(3)	Before income taxes.
(4)	Net realized gains for 2022 include $571 million of gains from the sale of our equity method investment in Maui Jim.
(5)	Relates to available-for-sale fixed income and equity securities.

In 2025, we recognized $61 million of net realized gains in the equity portfolio, less than $1 million of net realized gains in the fixed income portfolio and $4 million of other net realized gains. In 2024, we recognized $31 million of net realized gains in the equity portfolio, $5 million of net realized losses in the fixed income portfolio and $6 million of other net realized losses.

While the Federal Reserve began reducing rates in 2025, yields remained attractive relative to recent history, which supported investment income throughout the year. Entering 2026, the Federal Reserve has emphasized that further policy moves will be data-dependent, with projections and market pricing suggesting a measured easing path. A stable rate environment and larger invested asset base should support continued growth in investment income, though a sharper-than-expected decline in yields would limit the pace of that growth.

INVESTMENTS

We maintain a diversified investment portfolio with a prudent mix of fixed income and risk assets. We continually monitor economic conditions, our capital position, the insurance market and relative value in the capital markets to determine our tactical allocation. As of December 31, 2025, the portfolio had a fair value of $4.7 billion, an increase of $579 million from the end of 2024. Excluding U.S. government and agency issues, no single issuer in either the fixed income or equity portfolio represented more than 1 percent of invested assets.

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

As of December 31, 2025, our investment portfolio had the following asset allocation breakdown:

	Cost or		Unrealized	% of Total
(in thousands)	Amortized Cost	Fair Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$331,233	$335,223	$3,990	7.2%	AA+
U.S. agency	37,379	37,927	548	0.8%	AA+
Non-U.S. government & agency	13,831	13,547	(284)	0.3%	A-
Agency MBS	634,349	610,675	(23,674)	13.1%	AA+
ABS/CMBS/MBS**	685,126	672,984	(12,142)	14.4%	AA+
Corporate	1,502,843	1,491,506	(11,337)	32.0%	A-
Municipal	437,601	371,474	(66,127)	7.9%	AA+
Total fixed income	$3,642,362	$3,533,336	$(109,026)	75.7%	AA-
Equities	534,311	898,876	364,565	19.3%
Short-term investments	120,562	120,562	—	2.6%
Other invested assets	59,775	59,281	(494)	1.3%
Cash	51,565	51,565	—	1.1%
Total portfolio	$4,408,575	$4,663,620	$255,045	100.0%

*Quality ratings provided by Moody’s, S&P and Fitch

**Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality in the previous table and in all subsequent tables is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio.

In selecting the maturity of securities in which we invest, we consider the relationship between the duration of our fixed income investments and the duration of our liabilities, including the expected ultimate payout patterns of our reserves. We believe that both liquidity and interest rate risk can be minimized by such asset/liability management. As of December 31, 2025, our fixed income portfolio’s duration was 4.8 years.

Consistent underwriting income allows a portion of our investment portfolio to be invested in equity securities and other risk asset classes. Equities comprised 19 percent of our total 2025 portfolio, up from 18 percent at the end of 2024, as equity markets rose over the course of the year. Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value-oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our extended investment horizon.

FIXED INCOME PORTFOLIO

As of December 31, 2025, our fixed income portfolio had the following rating distributions:

FAIR VALUE					Below
					Investment
(in thousands)	AAA	AA	A	BBB	Grade	No Rating	Fair Value
Bonds:
U.S. government & agency (GSE)	$—	$373,150	$—	$—	$—	$—	$373,150
Non-U.S. government & agency	—	1,407	4,415	5,595	—	2,130	13,547
Corporate - industrial	14,304	80,685	271,879	259,213	125,768	3,938	755,787
Corporate - financial	1,980	68,757	254,433	134,755	25,486	2,040	487,451
Corporate - utilities	—	12,822	80,507	40,397	6,365	—	140,091
Corporate industrial - private placements	—	—	—	—	—	46,649	46,649
Corporate financial - private placements	—	—	—	—	—	59,024	59,024
Corporate utilities - private placements	—	—	—	—	—	2,504	2,504
Municipal	97,605	242,600	30,692	—	—	577	371,474
Structured:
GSE - RMBS	—	571,202	—	—	—	—	571,202
Non-GSE RMBS	180,785	1,416	—	—	—	—	182,201
CLO	47,636	21,180	46,488	5,953	—	—	121,257
ABS	96,843	27,077	67,950	1,237	—	39,525	232,632
GSE - CMBS	—	39,473	—	—	—	—	39,473
CMBS	130,311	1,111	2,308	—	3,164	—	136,894
Total	$569,464	$1,440,880	$758,672	$447,150	$160,783	$156,387	$3,533,336

Percent of total fair value	16.1%	40.8%	21.5%	12.7%	4.5%	4.4%	100.0%

Mortgage-Backed, Asset-Backed and Commercial Mortgage-Backed Securities

We believe mortgage-backed securities (MBS), asset-backed securities (ABS) and commercial mortgage-backed securities (CMBS) add diversification, liquidity, credit quality and additional yield to our portfolio. The following table summarizes the distribution of our MBS portfolio by investment type, as of December 31:

(in thousands)	Amortized Cost	Fair Value	% of Total
2025
Pass-throughs	$501,065	$487,342	79.8%
Planned amortization class	89,380	83,860	13.7%
Sequential	43,904	39,473	6.5%
Total	$634,349	$610,675	100.0%

2024
Pass-throughs	$298,351	$270,921	68.4%
Planned amortization class	94,586	86,035	21.7%
Sequential	45,608	39,267	9.9%
Total	$438,545	$396,223	100.0%

Agency MBS represented 17 percent of the fixed income portfolio, compared to 12 percent as of December 31, 2024. Our objective for the agency MBS portfolio is to provide reasonable cash flow stability where we are compensated for the call risk associated with residential mortgage refinancing. The agency MBS portfolio includes mortgage-backed pass-through securities and collateralized mortgage obligations (CMO), which include planned amortization classes and sequential pay structures. As of December 31, 2025, all the securities in our agency MBS portfolio were rated AA and issued by Government Sponsored Enterprises (GSEs) such as the Governmental National Mortgage Association, Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

Variability in the average life of principal repayment is an inherent risk of owning mortgage-related securities. However, we reduce our portfolio’s exposure to prepayment risk by seeking characteristics that tighten the probable scenarios for expected cash flows. As of December 31, 2025, the agency MBS portfolio contained 80 percent of pure pass-throughs, up from 68 percent as of December 31, 2024. An additional 6 percent of the MBS portfolio was invested in sequential payer, down from 10 percent in 2024.

The following table summarizes the distribution of our asset-backed and commercial mortgage-backed securities portfolio as of December 31:

	Amortized
(in thousands)	Cost	Fair Value	% of Total
2025
ABS	$232,904	$232,632	34.6%
Non-GSE RMBS	191,625	182,201	27.1%
CMBS	139,542	136,894	20.3%
CLO	121,055	121,257	18.0%
Total	$685,126	$672,984	100.0%

2024
ABS	$137,353	$135,309	33.0%
Non-GSE RMBS	141,784	127,930	31.2%
CMBS	84,927	79,959	19.5%
CLO	66,909	67,050	16.3%
Total	$430,973	$410,248	100.0%

An ABS, CMBS or non-agency residential mortgage-backed security (RMBS) is a securitization collateralized by the cash flows from a specific pool of underlying assets. These asset pools can include items such as credit card payments, auto loans, structured bank loans in the form of collateralized loan obligations (CLOs) and residential or commercial mortgages. As of December 31, 2025, ABS/CMBS/RMBS investments were 19 percent of the fixed income portfolio, compared to 13 percent as of December 31, 2024. Sixty-eight percent of the securities in the ABS/CMBS/RMBS portfolio were rated AAA as of December 31, 2025, while 93 percent were rated A or better. We believe that ABS/CMBS investments often add superior cash flow stability over mortgage pass-throughs or CMOs.

When making investments in MBS/ABS/CMBS, we evaluate the quality of the underlying collateral, the structure of the transaction, which dictates how any losses in the underlying collateral will be distributed, and prepayment risks. We had $36 million in unrealized losses in these asset classes as of December 31, 2025.

Municipal Fixed Income Securities

As of December 31, 2025, municipal bonds comprised 11 percent of our fixed income portfolio, compared to 14 percent as of December 31, 2024. We believe municipal fixed income securities can provide diversification and additional tax-advantaged yield to our portfolio. Our objective for the municipal fixed income portfolio is to provide reasonable cash flow stability and increased after-tax yield.

Our municipal fixed income portfolio is comprised of general obligation (GO) and revenue securities. The revenue sources include sectors such as sewer and water, public improvement, school, transportation and colleges and universities. As of December 31, 2025, approximately 49 percent of the municipal fixed income securities in the investment portfolio were GO and the remaining 51 percent were revenue based. The municipal portfolio is diversified amongst 222 issues.

Ninety-two percent of our municipal fixed income securities were rated AA or better, while 100 percent were rated A or better. The municipal portfolio includes 73 percent taxable and 27 percent tax-exempt securities.

Corporate Debt Securities

As of December 31, 2025, our corporate debt portfolio comprised 42 percent of the fixed income portfolio, consistent with its 42 percent weight as of December 31, 2024. The corporate allocation includes floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio. Non-investment grade bonds totaled $158 million while non-rated private placement securities totaled $108 million at the end of 2025. Although these private placement securities are not rated by a traditional nationally recognized statistical rating organization, all but one carry an equivalent investment-grade rating from the Securities Valuation Office of the NAIC. The corporate debt portfolio has an overall quality rating of A- diversified among 981 issues.

The table below illustrates our corporate debt exposure as of December 31, 2025. Private placements include securities acquired through private offerings (e.g., Regulation D, Section 4(a)(2) and similar exemptions).

	Amortized
(in thousands)	Cost	Fair Value	% of Total
Bonds:
Corporate - industrial	$764,140	$755,787	50.7%
Corporate - financial	489,703	487,451	32.7%
Corporate - utilities	139,690	140,091	9.4%
Corporate industrial - private placements	47,234	46,649	3.0%
Corporate financial - private placements	59,550	59,024	4.0%
Corporate utilities - private placements	2,526	2,504	0.2%
Total	$1,502,843	$1,491,506	100.0%

We believe corporate debt investments add diversification and additional yield to our portfolio.

EQUITY SECURITIES

As of December 31, 2025, our equity portfolio comprised 19 percent of the investment portfolio, up from 18 percent at the end of the previous year. The securities within the equity portfolio are well diversified and are primarily invested in broad index ETFs that represent market indexes similar to the Russell 3000 Index, Russell 1000 Index and S&P 500 Index. The ETF portfolio is congruent with the actively managed equity portfolios and solves for exposures that line up with our overall benchmark index, the Russell 3000. In total, the equity portfolio is comprised of 84 securities.

INTEREST AND GENERAL CORPORATE EXPENSE

We incurred $5 million of interest expense on outstanding debt during 2025 and $6 million in 2024. On December 31, 2025, our debt included $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries an adjustable interest rate of 5.33 percent as of the end of 2025. Additionally, we borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) and pay interest monthly at an annualized rate of 4.21 percent. This borrowing matures on November 12, 2026, but may be repaid early at set quarterly dates. Comparatively, on December 31, 2024, our debt consisted of $50 million from our revolving line of credit with PNC and carried a floating interest rate of 5.98 percent, as well as $50 million of borrowings from the FHLBC that matured on November 10, 2025 and paid interest monthly at an annualized rate of 4.44 percent.

We incurred $17 million of general corporate expense during 2025 and $16 million during 2024. General corporate expenses include director and shareholder relation costs and other compensation-related expenses incurred for the benefit of the corporation.

INVESTEE EARNINGS

As of December 31, 2025, we had a 23 percent interest in the equity and earnings of Prime Holdings Insurance Services, Inc. (Prime). Prime writes business through two Illinois domiciled insurance carriers, Prime Insurance Company, an excess and surplus lines company, and Prime Property and Casualty Insurance Inc., an admitted insurance company. As a private company, the market for Prime’s stock is limited. While we have certain rights under our shareholder agreement and maintain a position on Prime’s board of directors, we are subject to the decisions of the controlling shareholder, which may impact the value of our investment.

In 2025, we recorded $4 million in investee losses for Prime, compared to $5 million of investee losses in 2024. We perform annual impairment reviews of our investments in unconsolidated investees. During 2025, continued difficult trends for commercial auto exposures, including industry wide increases in loss costs and adverse development, resulted in a $10 million non-cash impairment charge, which was recognized in equity in earnings of unconsolidated investees. The loss in 2024 was reflective of Prime strengthening loss reserves on a number of prior accident years. Additionally, we had a quota share reinsurance treaty with Prime, which contributed $3 million of gross premiums written and $6 million of net premiums earned during 2025, compared to $9 million of gross premiums written and $8 million of net premiums earned during 2024. The decrease in premiums earned is attributable to a reduction of our participation in the quota share reinsurance treaty, as well as the competitive market in which Prime operates. Beginning in 2026, we will no longer be a participant on Prime’s reinsurance treaty.

We received dividends of $3 million from Prime in 2024, while no dividends were received from Prime in 2025. Dividends from our equity method investees have been irregular in nature, and while they provide added liquidity when received, we do not rely on those dividends to meet our liquidity needs.

INCOME TAXES

Our effective tax rates were 20.3 percent and 19.1 percent for 2025 and 2024, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher in 2025 due to lower levels of tax-favored adjustments, such as excess tax benefits on share-based compensation, and higher levels of pretax earnings, which decreased the percentage impact of the tax-favored adjustments.

NET UNPAID LOSSES AND SETTLEMENT EXPENSES

The primary liability on our balance sheet relates to unpaid losses and settlement expenses, which represents our estimated liability for losses and related settlement expenses before considering offsetting reinsurance balances recoverable. The largest asset on our balance sheet, outside of investments, is the reinsurance balances recoverable on unpaid losses and settlement expenses, which serves to offset this liability. The liability can be split into two parts: (1) case reserves representing estimates of losses and settlement expenses on known claims and (2) IBNR reserves representing estimates of losses and settlement expenses on claims that have occurred but have not yet been reported to the Company. Our gross liability for both case and IBNR reserves is reduced by reinsurance balances recoverable on unpaid losses and settlement expenses to calculate our net reserve balance. This net reserve balance increased to $2.1 billion at December 31, 2025, from $1.9 billion as of December 31, 2024. This reflects net incurred losses of $726 million in 2025 offset by paid losses of $524 million, compared to net incurred losses of $739 million offset by $490 million paid in 2024. For more information on the changes in loss and LAE reserves by segment, see note 5 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data.

Gross reserves (liability) and the reinsurance balances recoverable (asset) are generally subject to the same influences that affect net reserves, though changes to our reinsurance agreements can cause reinsurance balances recoverable to behave differently. Total gross loss and LAE reserves increased to $2.9 billion at December 31, 2025, from $2.7 billion at December 31, 2024, while ceded loss and LAE reserves decreased to $747 million from $755 million over the same period.

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

(in thousands)	2025	2024
Net cash provided by operating activities	$614,221	$560,219
Net cash used in investing activities	(362,128)	(318,870)
Net cash used in financing activities	(240,318)	(237,983)

We have posted positive operating cash flow in the last two years. Variations in operating cash flow between periods are largely driven by the volume and timing of premium receipt, claim payments, reinsurance and taxes. In addition, fluctuations in insurance operating expenses impact operating cash flow. During 2025, the majority of cash outflows were associated with the net purchase of fixed income securities, classified as investing activities, and the payment of our regular quarterly dividends and $2.00 per share special dividend, classified as financing activities.

We have entered into certain contractual obligations that require the Company to make recurring payments. The following table summarizes our contractual obligations as of December 31, 2025:

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Loss and settlement expense reserves	$815,833	$1,023,182	$558,672	$489,132	$2,886,819
Debt	100,000	—	—	—	100,000
Interest on debt	3,140	—	—	—	3,140
Operating leases	4,332	5,033	3,300	4,111	16,776
Other invested assets	7,776	7,027	68	115	14,986
Total	$931,081	$1,035,242	$562,040	$493,358	$3,021,721

Loss and settlement expense reserves represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by periods are based on our historical claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period could be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on unpaid loss and settlement reserves are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge the Company of its liability to policyholders. Reinsurance balances recoverable on unpaid loss and settlement reserves totaled $747 million on December 31, 2025, compared to $755 million in 2024.

The next largest contractual obligation relates to debt outstanding. On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time prior to the facilities expiration on May 29, 2026 and carried an adjustable interest rate of 5.33 percent as of the end of 2025. Additionally, on November 12, 2025 we borrowed $50 million from the FHLBC and pay interest monthly at an annualized rate of 4.21 percent. The borrowing matures on November 12, 2026, but may be repaid early at set quarterly dates. We are not party to any off-balance sheet arrangements. See note 3 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for more information on our debt. Additionally, see note 2 to the consolidated financial statements within Item 8, Financial Statements and Supplementary Data for information on our obligations for other invested assets.

On December 31, 2025, we had cash, short-term investments and other investments maturing within one year of approximately $414 million and an additional $752 million of investments maturing between 1 to 5 years. Our revolving line of credit with PNC permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions. The facility has a three-year term that expires on May 29, 2026. As of December 31, 2025, $50 million was outstanding on this facility. Additionally, based on qualifying assets and the $50 million borrowing outstanding with the FHLBC as of year-end, additional immediate borrowing capacity from the FHLBC is approximately $15 million. However, under certain circumstances, that capacity may be increased based on additional FHLBC stock purchased and available collateral. Our membership allows each insurance subsidiary member to determine tenor and structure at the time of borrowing.

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

We have historically grown our total capital as a result of three sources of funds: (1) earnings on underwriting and investing activities, (2) appreciation in the value of our investments and (3) the issuance of common stock and debt. We believe that cash generated by operations, cash generated by investments and cash available from financing activities will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. We have consistently generated positive operating cash flow. The primary factor in our ability to generate positive operating cash flow is underwriting profitability, which we have achieved for 30 consecutive years.

OPERATING ACTIVITIES

The following list highlights some of the major sources and uses of cash flow from operating activities:

Sources	Uses
Premiums received	Claims
Loss payments from reinsurers	Ceded premium to reinsurers
Investment income (interest and dividends)	Commissions paid
Funds held	Operating expenses
Interest expense
Income taxes
Funds held

Premiums received from customers are our largest source of cash, which we receive at the beginning of the coverage period for most policies. Our largest cash outflow is for claim payments that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that earn interest and dividends. We use cash to pay commissions to brokers and agents, as well as to pay for ongoing operating expenses such as salaries, rent, taxes and interest expense. We also utilize reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.

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
Acquisitions
Purchase of property and equipment

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. As of December 31, 2025, our portfolio had a carrying value of $4.7 billion. Portfolio assets on December 31, 2025 increased by $579 million, or 14 percent, from December 31, 2024.

Our overall investment philosophy is designed to first protect policyholders by maintaining sufficient funds to meet corporate and policyholder obligations and then generate long-term growth in shareholders’ equity. Because our existing and projected liabilities are sufficiently funded by the fixed income portfolio, we can improve returns by investing a portion of the surplus (within limits) in a risk assets portfolio largely made up of equities. As of December 31, 2025, 51 percent of our shareholders’ equity was invested in equities versus 48 percent at year-end 2024.

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

Our capital structure is comprised of equity and debt obligations. As of December 31, 2025, our capital structure consisted of $100 million in debt and $1.8 billion of shareholders’ equity. Debt outstanding comprised 5 percent of total capital as of December 31, 2025.

At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2025, our holding company had $1.8 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $72 million in liquid investment assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company level are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to the capital markets.

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

In 2025 and 2024, RLI Ins. paid ordinary dividends totaling $139 million and $152 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2025, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $151 million. No extraordinary dividends were paid in 2024. As of January 1, 2026, $19 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends. A total of $309 million in ordinary dividend capacity will be available over the course of 2026. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Our 199th consecutive dividend payment was declared in February 2026 and will be paid on March 16, 2026, in the amount of $0.16 per share. Since the inception of cash dividends in 1976, we have increased our annual ordinary dividend every year.

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

SENSITIVITY ANALYSIS

The tables that follow detail information on the market risk exposure for our financial investments as of December 31, 2025. Listed on each table is the December 31, 2025 fair value for our assets and the expected pretax reduction in fair value given the stated hypothetical events. This sensitivity analysis assumes the composition of our assets remains constant over the period being measured and also assumes interest rate changes are reflected uniformly across the yield curve. For example, our ability to hold non-trading securities to maturity mitigates price fluctuation risks. For purposes of this disclosure, market risk sensitive instruments are all classified as held for non-trading purposes, as we do not hold any trading securities. The examples given are not predictions of future market events, but rather illustrations of the effect such events may have on the fair value of our investment portfolio.

As of December 31, 2025, our fixed income portfolio had a fair value of $3.5 billion. The sensitivity analysis uses scenarios of interest rates increasing 100 and 200 basis points from their December 31, 2025, levels with all other variables held constant. Such scenarios would result in modeled decreases in the fair value of the fixed income portfolio of $184 million and $352 million, respectively. Comparatively, our fixed income portfolio had a fair value of $3.2 billion as of December 31, 2024 and scenarios of interest rates increasing 100 and 200 basis points would have resulted in modeled decreases of $158 million and $303 million, respectively.

As of December 31, 2025, our equity portfolio had a fair value of $899 million. The base sensitivity analysis uses market scenarios of the S&P 500 Index declining both 10 percent and 20 percent. These scenarios would result in approximate decreases in the equity fair value of $85 million and $169 million, respectively. Comparatively, our equity portfolio had a fair value of $736 million as of December 31, 2024 and scenarios of the S&P 500 Index declining by 10 percent and 20 percent would have resulted in approximate decreases of $69 million and $137 million, respectively.

While the declines in market value outlined below are modeled as instantaneous changes, we would expect movements in capital markets to occur over time, with investment income offering an offset to any decrease in prices.

Under the assumptions of rising interest rates and a decreasing S&P 500 Index, the fair value of our assets will decrease from their present levels by the indicated amounts.

Effect of a 100 basis-point increase in interest rates and a 10 percent decline in the S&P 500:

	12/31/25 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$3,533,336	$(183,717)	$—
Equity securities	898,876	—	(84,541)
Total	$4,432,212	$(183,717)	$(84,541)

Effect of a 200 basis-point increase in interest rates and a 20 percent decline in the S&P 500:

	12/31/25 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$3,533,336	$(352,117)	$—
Equity securities	898,876	—	(169,082)
Total	$4,432,212	$(352,117)	$(169,082)

Comparatively, under the assumptions of falling interest rates and an increasing S&P 500 Index, the fair value of our assets will increase from their present levels by the indicated amounts.

Effect of a 100 basis-point decrease in interest rates and a 10 percent increase in the S&P 500:

	12/31/25 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$3,533,336	$200,899	$—
Equity securities	898,876	—	84,541
Total	$4,432,212	$200,899	$84,541

Effect of a 200 basis-point decrease in interest rates and 20 percent increase in the S&P 500:

	12/31/25 Fair	Interest	Equity
(in thousands)	Value	Rate Risk	Risk
Held for non-trading purposes:
Fixed income securities	$3,533,336	$421,488	$—
Equity securities	898,876	—	169,082
Total	$4,432,212	$421,488	$169,082

Item 8. Financial Statements and Supplementary Data

RLI Corp.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2025	2024
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$3,533,336	$3,175,796
(amortized cost of $3,642,362 and allowance for credit losses of $828 in 2025)
(amortized cost of $3,391,159 and allowance for credit losses of $197 in 2024)
Equity securities, at fair value (cost - $534,311 in 2025 and $417,897 in 2024)	898,876	736,191
Short-term investments, at cost which approximates fair value	120,562	74,915
Other invested assets	59,281	57,939
Cash	51,565	39,790
Total investments and cash	$4,663,620	$4,084,631
Accrued investment income	30,026	28,319
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $23,673 in 2025 and $22,932 in 2024	212,226	230,534
Ceded unearned premiums	124,669	124,955
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,107 in 2025 and $9,580 in 2024	746,798	755,425
Deferred policy acquisition costs	172,648	166,214
Property and equipment, at cost, net of accumulated depreciation of $84,459 in 2025 and $76,330 in 2024	40,733	43,172
Investment in unconsolidated investees	53,521	56,477
Goodwill and intangibles	53,562	53,562
Income taxes - deferred	—	7,793
Other assets	63,683	77,720
TOTAL ASSETS	$6,161,486	$5,628,802

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Unpaid losses and settlement expenses	$2,886,819	$2,693,470
Unearned premiums	991,636	984,140
Reinsurance balances payable	40,580	44,681
Funds held	127,242	97,380
Income taxes - current	29,724	749
Income taxes - deferred	21,769	—
Short-term debt	100,000	100,000
Accrued expenses	128,597	124,242
Other liabilities	56,923	62,173
TOTAL LIABILITIES	$4,383,290	$4,106,835

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 400,000,000)
(137,739,079 shares issued and 91,878,651 shares outstanding in 2025)
(137,598,560 shares issued and 91,738,132 shares outstanding in 2024)	$1,377	$1,376
Paid-in capital	376,679	367,645
Accumulated other comprehensive earnings	(88,074)	(173,723)
Retained earnings	1,881,213	1,719,668
Deferred compensation	14,082	13,498
Treasury stock, at cost (45,860,428 shares in 2025 and 2024)	(407,081)	(406,497)
TOTAL SHAREHOLDERS' EQUITY	$1,778,196	$1,521,967
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,161,486	$5,628,802

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Earnings and Comprehensive Earnings

	Years ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net premiums earned	$1,614,346	$1,526,406	$1,294,306
Net investment income	159,739	142,278	120,383
Net realized gains	65,116	19,966	32,518
Net unrealized gains on equity securities	43,247	81,734	64,787
Consolidated revenue	$1,882,448	$1,770,384	$1,511,994
Losses and settlement expenses	725,955	739,253	604,413
Policy acquisition costs	508,387	464,040	418,325
Insurance operating expenses	115,815	112,460	98,383
Interest expense on debt	5,358	6,331	7,301
General corporate expenses	17,028	15,880	15,917
Total expenses	$1,372,543	$1,337,964	$1,144,339
Equity in earnings of unconsolidated investees	(3,924)	(4,869)	9,610
Earnings before income taxes	$505,981	$427,551	$377,265
Income tax expense:
Current	90,017	71,720	64,944
Deferred	12,627	10,052	7,710
Income tax expense	$102,644	$81,772	$72,654
Net earnings	$403,337	$345,779	$304,611

Other comprehensive earnings (loss), net of tax	85,649	(7,420)	62,773
Comprehensive earnings	$488,986	$338,359	$367,384

Basic net earnings per share	$4.39	$3.78	$3.34
Diluted net earnings per share	$4.37	$3.74	$3.31

Weighted average number of common shares outstanding:
Basic	91,829	91,529	91,191
Diluted	92,391	92,451	92,155

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Shareholders’ Equity

		Total			Accumulated Other
	Common	Shareholders’	Common	Paid-in	Comprehensive	Retained	Deferred	Treasury Stock
(in thousands, except per share data)	Shares	Equity	Stock	Capital	Earnings (Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2023	90,939,504	$1,177,341	$1,368	$351,707	$(229,076)	$1,446,341	$12,015	$(405,014)
Cumulative-effect adjustment from ASU 2023-02	—	(951)	—	—	—	(951)	—	—
Net earnings	—	304,611	—	—	—	304,611	—	—
Other comprehensive earnings (loss), net of tax	—	62,773	—	—	62,773	—	—	—
Deferred compensation	—	—	—	—	—	—	1,524	(1,524)
Share-based compensation	340,590	9,956	3	9,953	—	—	—	—
Dividends and dividend equivalents ($1.54 per share)	—	(140,216)	—	—	—	(140,216)	—	—
Balance, December 31, 2023	91,280,094	$1,413,514	$1,371	$361,660	$(166,303)	$1,609,785	$13,539	$(406,538)
Net earnings	—	345,779	—	—	—	345,779	—	—
Other comprehensive earnings (loss), net of tax	—	(7,420)	—	—	(7,420)	—	—	—
Deferred compensation	—	—	—	—	—	—	(41)	41
Share-based compensation	458,038	5,990	5	5,985	—	—	—	—
Dividends and dividend equivalents ($2.57 per share)	—	(235,896)	—	—	—	(235,896)	—	—
Balance, December 31, 2024	91,738,132	$1,521,967	$1,376	$367,645	$(173,723)	$1,719,668	$13,498	$(406,497)
Net earnings	—	403,337	—	—	—	403,337	—	—
Other comprehensive earnings (loss), net of tax	—	85,649	—	—	85,649	—	—	—
Deferred compensation	—	—	—	—	—	—	584	(584)
Share-based compensation	140,519	9,035	1	9,034	—	—	—	—
Dividends and dividend equivalents ($2.63 per share)	—	(241,792)	—	—	—	(241,792)	—	—
Balance, December 31, 2025	91,878,651	$1,778,196	$1,377	$376,679	$(88,074)	$1,881,213	$14,082	$(407,081)

See accompanying notes to consolidated financial statements.

RLI Corp.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net earnings	$403,337	$345,779	$304,611
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized gains	(65,116)	(19,966)	(32,518)
Net unrealized gains on equity securities	(43,247)	(81,734)	(64,787)
Depreciation	8,129	7,664	8,545
Deferred income tax expense	12,627	10,052	7,710
Other items, net	15,552	13,725	24,947
Change in:
Accrued investment income	(1,707)	(4,257)	(2,803)
Premiums and reinsurance balances receivable (net of direct write-offs)	18,308	(9,328)	(31,705)
Reinsurance balances payable	(4,101)	(26,826)	10,407
Funds held	29,862	(4,066)	302
Ceded unearned premiums	286	(12,698)	26,200
Reinsurance balances recoverable on unpaid losses and settlement expenses	8,627	1,924	(17,260)
Deferred policy acquisition costs	(6,434)	(19,648)	(18,707)
Accrued expenses	4,355	15,362	14,011
Unpaid losses and settlement expenses	193,349	247,445	130,388
Unearned premiums	7,496	91,814	107,241
Current income taxes payable	28,974	(3,008)	7,285
Changes in investment in unconsolidated investees:
Undistributed earnings	3,924	4,869	(9,610)
Dividends received	—	3,116	—
Net cash provided by operating activities	$614,221	$560,219	$464,257

Cash flows from investing activities:
Purchase of:
Fixed income securities, available-for-sale	$(1,278,007)	$(811,926)	$(662,070)
Equity securities	(171,520)	(97,922)	(55,652)
Property and equipment	(5,523)	(4,710)	(5,913)
Other	(4,721)	(10,956)	(10,786)
Proceeds from sale of:
Fixed income securities, available-for-sale	561,397	149,939	50,135
Equity securities	115,731	64,839	51,881
Equity method investee	2,611	—	14,284
Property and equipment	—	13	27
Other	6,044	5,548	817
Proceeds from call or maturity of:
Fixed income, available-for-sale	457,507	326,297	504,168
Net sale (purchase) of short-term investments	(45,647)	60,008	(98,694)
Net cash used in investing activities	$(362,128)	$(318,870)	$(211,803)

Cash flows from financing activities:
Proceeds from issuance of debt	$50,000	$73,000	$100,000
Repayment of debt	(50,000)	(73,000)	(200,000)
Proceeds from stock option exercises	1,244	(2,327)	1,245
Cash dividends paid	(241,562)	(235,656)	(140,093)
Net cash used in financing activities	$(240,318)	$(237,983)	$(238,848)

Net increase in cash	$11,775	$3,366	$13,606
Cash at beginning of year	39,790	36,424	22,818
Cash at end of year	$51,565	$39,790	$36,424

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (GAAP), that differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements include the accounts of our holding company and our subsidiaries. Intercompany balances and transactions have been eliminated.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. There were no other subsequent events requiring adjustment to the financial statements or disclosure.

C.	ADOPTED ACCOUNTING STANDARDS

2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The amendments in this Accounting Standards Update (ASU) were designed to increase transparency about income tax information through improvements to the tax rate reconciliation and disclosure of income taxes paid, disaggregated by federal, state and foreign jurisdictions. We adopted ASU 2023-09 in 2025 using a retrospective approach, providing disclosures for all periods presented in the financial statements. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Our policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that we may be unable to recover. Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of our allowance for estimated unrecoverable amounts from reinsurers. When we write off such a balance, it is done in full. We then re-evaluate the remaining allowance and determine whether the balance is sufficient and, if needed, an additional allowance is recognized.

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

Our investment in Prime Holdings Insurance Services, Inc. (Prime) is accounted for under the equity method. As of December 31, 2025, we had a 23 percent interest in the equity and earnings of Prime. Our investment in Prime was $54 million at December 31, 2025 and $56 million at December 31, 2024. In 2025, we recorded $4 million in investee losses from Prime, compared to $5 million of losses in 2024 and $10 million of investee earnings in 2023. We perform annual impairment reviews of our investments in unconsolidated investees. During 2025, continued difficult trends for commercial auto exposures, including industry wide increases in loss costs and adverse development, resulted in a $10 million non-cash impairment charge. The fair value was determined by using market-based valuation techniques and the impairment charge was recognized in equity in earnings of unconsolidated investees. The loss in 2024 was reflective of Prime strengthening reserves on a number of prior accident years.

Additionally, we had a quota share reinsurance treaty with Prime, which contributed $3 million of gross premiums written and $6 million of net premiums earned during 2025, compared to $9 million of gross premiums written and $8 million of net premiums earned during 2024 and $7 million of gross premiums written and $13 million of net premiums earned during 2023. The decreases in net premiums earned from each year were attributable to reductions of our participation in the quota share reinsurance treaty, as well as the competitive market in which Prime operates. Beginning in 2026, we will no longer be a participant on Prime’s reinsurance treaty.

Prime recorded net income of $33 million in 2025, compared to a net loss of $36 million in 2024 and net income of $45 million in 2023. Additional summarized financial information for Prime is outlined in the following table:

(in millions)	2025	2024
Total assets	$1,202	$1,123
Total liabilities	916	884
Total equity	286	239

Approximately $60 million of undistributed earnings from our equity method investees were included in our retained earnings as of December 31, 2025. We received $3 million of dividends from Prime in 2024. We did not receive any dividends from our equity method investees during 2025 or 2023.

K.	GOODWILL AND INTANGIBLE ASSETS

The composition of goodwill and intangibles on December 31, 2025 and 2024 is detailed in the following table:

(in thousands)	2025	2024
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	$7,500	$7,500
Total goodwill and intangibles	$53,562	$53,562

As the amortization of goodwill and indefinite-lived intangible assets is not permitted, the assets are tested for impairment on an annual basis, or earlier if there is reason to suspect that their values may have been diminished or impaired. Annual impairment testing was performed on each of our goodwill and indefinite-lived intangible assets during 2025. Based upon these reviews, our goodwill and state insurance license indefinite-lived intangible assets were not impaired. In addition, as of December 31, 2025, there were no triggering events on goodwill and intangible assets that would suggest an updated review was necessary.

L.	UNPAID LOSSES AND SETTLEMENT EXPENSES

The liability for unpaid losses and settlement expenses represents estimates of amounts needed to pay reported and unreported claims and related expenses. The estimates are based on certain actuarial and other assumptions related to the ultimate cost to settle such claims. Such assumptions are subject to occasional changes due to evolving economic, social and political conditions. All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there is no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses, which would lead to a reduction in our reserves.

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

		Weighted Average
	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2025
Basic EPS
Income available to common shareholders	$403,337	91,829	$4.39
Stock options	—	562
Diluted EPS
Income available to common shareholders and assumed conversions	$403,337	92,391	$4.37
Anti-dilutive options excluded from diluted EPS		536

For the year ended December 31, 2024
Basic EPS
Income available to common shareholders	$345,779	91,529	$3.78
Stock options	—	922
Diluted EPS
Income available to common shareholders and assumed conversions	$345,779	92,451	$3.74
Anti-dilutive options excluded from diluted EPS		48

For the year ended December 31, 2023
Basic EPS
Income available to common shareholders	$304,611	91,191	$3.34
Stock options	—	964
Diluted EPS
Income available to common shareholders and assumed conversions	$304,611	92,155	$3.31
Anti-dilutive options excluded from diluted EPS		345

P.	COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive income (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $23 million, $(2) million and $17 million for 2025, 2024 and 2023, respectively.

The table below illustrates the changes in the balance of each component of accumulated other comprehensive earnings for each period presented in the consolidated financial statements.

Unrealized Gains (Losses) on Available-for-Sale Securities	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$(173,723)	$(166,303)	$(229,076)
Other comprehensive earnings before reclassifications	85,775	(11,501)	59,922
Amounts reclassified from accumulated other comprehensive earnings	(126)	4,081	2,851
Net current period other comprehensive earnings (loss)	$85,649	$(7,420)	$62,773
Ending balance	$(88,074)	$(173,723)	$(166,303)
Balance of securities for which an allowance for credit losses has not been recognized in net earnings	$1,959	$1,492	$1,224

Credit losses or the sale of an available-for-sale security resulted in amounts being reclassified from accumulated other comprehensive earnings to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings by the respective line items of net earnings are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Earnings
(in thousands)
Component of Accumulated	For the Year Ended December 31,			Affected line item in the
Other Comprehensive Earnings	2025	2024	2023	Consolidated Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$791	$(5,276)	$(3,641)	Net realized gains (losses)
	(631)	110	32	Credit gains (losses) presented within net realized gains
	$160	$(5,166)	$(3,609)	Earnings (loss) before income taxes
	(34)	1,085	758	Income tax (expense) benefit
	$126	$(4,081)	$(2,851)	Net earnings (loss)

Q.	FAIR VALUE DISCLOSURES

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

Private Placement Securities: Privately placed bonds are classified as corporate or non-U.S. government securities and deemed Level 3. The pricing vendor evaluation methodology for these securities includes a combination of observable and unobservable inputs. Observable inputs include public corporate spread matrices classified by sector, rating and average life, as well as investment and non-investment grade matrices created from fixed income indices. Unobservable inputs include a liquidity spread premium calculated based on public corporate spread and private corporate spread matrices. The quantitative detail of the liquidity spread premium is neither provided nor reasonably available to the Company.

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

Equity Securities: As of December 31, 2025, nearly all of our equity holdings were traded on an exchange. Exchange-traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Equity securities not traded on an exchange, for which pricing is provided by a third-party pricing source using observable inputs, are classified as Level 2. Equity securities not traded on an exchange and that rely on one or more unobservable inputs in pricing are classified as Level 3.

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

Our loss reserves are based on estimates and may be inadequate to cover our actual insured losses, which would negatively impact our profitability. As of December 31, 2025, we had $2.9 billion of gross loss and LAE reserves. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and our payment of that loss. As part of the reserving process, we review historical data and consider the impact of various factors such as trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability would suffer.

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

In 2025, our property catastrophe reinsurance treaty had limits of $850 million in excess of $25 million first-dollar retention for earthquakes in California, $850 million in excess of a $50 million first-dollar retention for earthquakes outside of California and $750 million in excess of a $50 million first-dollar retention for all other perils, including wind. In addition, we have coverages that may reduce first-dollar retentions for multiple events within an established period of time. All of these amounts were subject to certain co-participations by the Company on losses in excess of the first-dollar retentions.

Our catastrophe reinsurance treaty renewed on January 1, 2026. We purchased reinsurance protections of $700 million in excess of $25 million first-dollar retention for earthquakes in California, $700 million in excess of a $50 million first-dollar retention for earthquakes outside of California and $600 million in excess of a $50 million first-dollar retention for all other perils, including wind. In addition, we have coverages that may reduce first-dollar retentions and additional aggregate protection for multiple events within an established period of time. All of these amounts are subject to certain co-participations by the Company on losses in excess of the first-dollar retentions. We actively manage our catastrophe program to keep our net retention in line with risk tolerances and to optimize the risk/return trade off.

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

The National Association of Insurance Commissioners (NAIC) has developed Property and Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support investment and underwriting risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. We regularly monitor our subsidiaries’ internal capital requirements and the NAIC’s RBC developments. As of December 31, 2025, we determined that our capital levels are well in excess of the minimum capital requirements for all RBC action levels and that our capital levels are sufficient to support the level of risk inherent in our operations. See note 8 to the consolidated financial statements for further discussion of statutory information and related insurance regulatory restrictions.

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

Our investments are primarily composed of fixed income debt securities and common stock equity securities. All of our debt securities are classified as available-for-sale, which are carried at fair value. Our equity portfolio consists of common stocks, exchange traded funds (ETF) and preferred stocks, which are carried at fair value.

A summary of net investment income for the years ended December 31 are summarized below.

(in thousands)	2025	2024	2023
Interest on fixed income securities	$144,354	$120,561	$103,446
Dividends on equity securities	13,832	13,276	12,238
Interest on cash, short-term investments and other invested assets	9,490	16,017	10,940
Gross investment income	$167,676	$149,854	$126,624
Less investment expenses	(7,937)	(7,576)	(6,241)
Net investment income	$159,739	$142,278	$120,383

Pretax net realized gains (losses) and net changes in unrealized gains (losses) on investments for the years ended December 31 are summarized below.

(in thousands)	2025	2024	2023
Net realized gains (losses):
Fixed income:
Available-for-sale	$791	$(5,276)	$(3,641)
Equity securities	60,624	30,792	22,232
Investment in unconsolidated investees	270	(42)	14,084
Other	3,431	(5,508)	(157)
Total net realized gains (losses)	$65,116	$19,966	$32,518

Net changes in unrealized gains (losses) on investments:
Equity securities	$46,271	$82,275	$65,655
Other invested assets	(3,024)	(541)	(868)
Total unrealized gains (losses) on equity securities recognized in net earnings	$43,247	$81,734	$64,787

Fixed income:
Available-for-sale	$106,336	$(16,822)	$79,782
Investment in unconsolidated investees	1,448	7,539	(290)
Other	632	(109)	(33)
Total unrealized gains (losses) recognized in other comprehensive earnings	$108,416	$(9,392)	$79,459
Net realized gains (losses) and changes in unrealized gains (losses) on investments	$216,779	$92,308	$176,764

The change in the portfolio’s unrealized gain (loss) position was due to strong fixed income and equity market returns during the year.

The following is a summary of the disposition of fixed income securities and equities for the years ended December 31, with separate presentations for sales and calls/maturities:

SALES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2025
Available-for-sale	$560,648	$7,173	$(6,439)	$734
Equities	115,731	62,102	(1,478)	60,624
2024
Available-for-sale	$150,884	$630	$(4,386)	$(3,756)
Equities	64,839	31,148	(356)	30,792
2023
Available-for-sale	$49,960	$451	$(2,174)	$(1,723)
Equities	51,881	23,482	(1,250)	22,232

CALLS/MATURITIES		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2025
Available-for-sale	$457,504	$412	$(74)	$338
2024
Available-for-sale	$323,533	$134	$(1,400)	$(1,266)
2023
Available-for-sale	$506,910	$39	$(162)	$(123)

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, are summarized below:

	2025
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$335,223	$—	$335,223
U.S. agency	—	37,927	—	37,927
Non-U.S. government & agency	—	11,417	2,130	13,547
Agency MBS	—	610,675	—	610,675
ABS/CMBS/MBS*	—	672,984	—	672,984
Corporate	—	1,383,329	108,177	1,491,506
Municipal	—	371,474	—	371,474
Total fixed income securities - available-for-sale	$—	$3,423,029	$110,307	$3,533,336
Equity securities	890,622	—	8,254	898,876
Total	$890,622	$3,423,029	$118,561	$4,432,212
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	2024
	Quoted in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$515,635	$—	$515,635
U.S. agency	—	54,338	—	54,338
Non-U.S. government & agency	—	6,898	973	7,871
Agency MBS	—	396,223	—	396,223
ABS/CMBS/MBS*	—	410,248	—	410,248
Corporate	—	1,256,991	89,530	1,346,521
Municipal	—	444,960	—	444,960
Total fixed income securities - available-for-sale	$—	$3,085,293	$90,503	$3,175,796
Equity securities	731,569	—	4,622	736,191
Total	$731,569	$3,085,293	$95,125	$3,911,987
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

(in thousands)	2025	2024
Beginning balance	$95,125	$62,096
Net realized and unrealized gains
Included in other comprehensive earnings	3,096	1,075
Purchases	34,471	34,859
Sales	(14,131)	(2,905)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance as of December 31,	$118,561	$95,125
Change in unrealized gains during the period for Level 3 assets held at period-end - included in other comprehensive earnings	$2,336	$1,075

The amortized cost and estimated fair value of fixed income securities on December 31, 2025, by contractual maturity, are shown as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$239,131	$238,034
Due after one year through five years	708,254	704,534
Due after five years through 10 years	828,257	831,432
Due after 10 years	547,245	475,677
ABS/CMBS/MBS*	1,319,475	1,283,659
Total available-for-sale	$3,642,362	$3,533,336

*Asset-backed, commercial mortgage-backed and mortgage-backed securities

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The amortized cost and fair value of available-for-sale securities on December 31, 2025 and 2024 are presented in the tables below. Amortized cost does not include the $29 million and $27 million of accrued interest receivable as of December 31, 2025 and 2024, respectively.

	2025
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$331,233	$—	$4,909	$(919)	$335,223
U.S. agency	37,379	—	677	(129)	37,927
Non-U.S. government & agency	13,831	—	274	(558)	13,547
Agency MBS	634,349	—	4,718	(28,392)	610,675
ABS/CMBS/MBS*	685,126	(470)	3,640	(15,312)	672,984
Corporate	1,502,843	(358)	16,951	(27,930)	1,491,506
Municipal	437,601	—	1,068	(67,195)	371,474
Total fixed income	$3,642,362	$(828)	$32,237	$(140,435)	$3,533,336

	2024
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized
(in thousands)	Cost	Losses	Gains	Losses	Fair Value
U.S. government	$525,608	$—	$309	$(10,282)	$515,635
U.S. agency	55,921	—	261	(1,844)	54,338
Non-U.S. government & agency	8,959	—	—	(1,088)	7,871
Agency MBS	438,545	—	927	(43,249)	396,223
ABS/CMBS/MBS*	430,973	(8)	2,208	(22,925)	410,248
Corporate	1,397,676	(189)	4,737	(55,703)	1,346,521
Municipal	533,477	—	1,003	(89,520)	444,960
Total fixed income	$3,391,159	$(197)	$9,445	$(224,611)	$3,175,796
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

ALLOWANCE FOR CREDIT LOSSES AND UNREALIZED LOSSES ON FIXED INCOME SECURITIES

A reversible allowance for credit losses is required to be recognized on available-for-sale fixed income securities, if applicable. Available-for-sale securities in the fixed income portfolio are subjected to several criteria to determine if those securities should be included in the allowance for expected credit loss evaluation, including:

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the fair value is below amortized cost. As of December 31, 2025, the discounted cash flow analysis resulted in an allowance for credit losses on nine securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

(in thousands)	2025	2024
Beginning balance	$197	$306
Increase to allowance from securities for which credit losses were not previously recorded	720	55
Reduction from securities sold during the period	(37)	(89)
Reductions from intent to sell securities	—	(47)
Net increase (decrease) from securities that had an allowance at the beginning of the period	(52)	(28)
Ending balance	$828	$197

Net realized gains included less than $1 million of losses on fixed income securities for which the cost basis was written down to fair value due to a credit event, restructurings or losses on securities for which we no longer had the intent to hold until recovery. In 2024, less than $1 million in such losses were recognized. We believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

As of December 31, 2025, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 998 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $140 million in associated unrealized losses represents 4 percent of the fixed income portfolio’s cost basis and 3 percent of total invested assets. Isolated to these securities, unrealized losses at the end of 2025 decreased compared to the previous year due to interest rates across the majority of the curve falling over the course of the year. Of the total 998 securities, 848 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of December 31, 2025 and 2024. We believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	December 31, 2025			December 31, 2024
		12 Mos.			12 Mos.
(in thousands)	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. government
Fair value	$8,610	$80,088	$88,698	$303,226	$157,418	$460,644
Amortized cost	8,620	80,997	89,617	309,836	161,090	470,926
Unrealized loss	$(10)	$(909)	$(919)	$(6,610)	$(3,672)	$(10,282)
U.S. agency
Fair value	$—	$19,797	$19,797	$24,024	$18,330	$42,354
Amortized cost	—	19,926	19,926	24,910	19,288	44,198
Unrealized loss	$—	$(129)	$(129)	$(886)	$(958)	$(1,844)
Non-U.S. government & agency
Fair value	$—	$4,244	$4,244	$4,075	$3,796	$7,871
Amortized cost	—	4,802	4,802	4,158	4,801	8,959
Unrealized loss	$—	$(558)	$(558)	$(83)	$(1,005)	$(1,088)
Agency MBS
Fair value	$34,783	$239,581	$274,364	$108,772	$233,625	$342,397
Amortized cost	34,917	267,839	302,756	111,674	273,972	385,646
Unrealized loss	$(134)	$(28,258)	$(28,392)	$(2,902)	$(40,347)	$(43,249)
ABS/CMBS/MBS*
Fair value	$110,600	$142,903	$253,503	$43,027	$164,433	$207,460
Amortized cost	110,826	157,989	268,815	43,395	186,990	230,385
Unrealized loss	$(226)	$(15,086)	$(15,312)	$(368)	$(22,557)	$(22,925)
Corporate
Fair value	$146,177	$545,897	$692,074	$378,305	$700,574	$1,078,879
Amortized cost	148,444	571,560	720,004	389,299	745,283	1,134,582
Unrealized loss	$(2,267)	$(25,663)	$(27,930)	$(10,994)	$(44,709)	$(55,703)
Municipal
Fair value	$3,759	$324,235	$327,994	$48,514	$355,475	$403,989
Amortized cost	3,789	391,400	395,189	49,491	444,018	493,509
Unrealized loss	$(30)	$(67,165)	$(67,195)	$(977)	$(88,543)	$(89,520)
Total fixed income
Fair value	$303,929	$1,356,745	$1,660,674	$909,943	$1,633,651	$2,543,594
Amortized cost	306,596	1,494,513	1,801,109	932,763	1,835,442	2,768,205
Unrealized loss	$(2,667)	$(137,768)	$(140,435)	$(22,820)	$(201,791)	$(224,611)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

OTHER INVESTED ASSETS

We had $59 million of other invested assets on December 31, 2025, compared to $58 million at the end of 2024. Other invested assets include investments in low-income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership stock in the Federal Home Loan Bank of Chicago (FHLBC) and investments in private funds. Our LIHTC and HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investments’ net asset value.

Our LIHTC interests had a balance of $14 million on December 31, 2025, compared to $7 million on December 31, 2024. Our LIHTC interests recognized amortization of $2 million as a component of income tax expense in 2025, compared to $3 million in 2024 and 2023, and was included in the net earnings line item of the statement of cash flows. Additionally, our LIHTC recognized a total tax benefit of $2 million during 2025, compared to a total tax benefit of $3 million during 2024 and 2023. Our unfunded commitment for our LIHTC investments was $8 million on December 31, 2025 and will be paid out in installments through 2040.

Our HTC investment had a balance of $11 million on December 31, 2025, compared to $15 million on December 31, 2024. A total tax benefit of $4 million was recognized from our HTC investment during 2025, compared to $6 million during 2024 and 2023. Our HTC recognized $3 million of amortization as a component of income tax expense during 2025, compared to $4 million in 2024 and 2023, and was included in the net earnings line item of the statement of cash flows.

Our investments in private funds totaled $18 million at December 31, 2025 and $24 million at December 31, 2024. We had $2 million of associated unfunded commitments at December 31, 2025. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities and the timed dissolution of the partnerships would trigger redemption.

Restricted Assets

As of December 31, 2025, $53 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of the FHLBC stock provides. On November 12, 2025, RLI Insurance Company borrowed $50 million from the FHLBC, which was outstanding as of December 31, 2025.

As of December 31, 2025, fixed income securities with a carrying value of $107 million were on deposit with regulatory authorities as required by law.

3.	DEBT

As of December 31, 2025, outstanding debt balances totaled $100 million.

On September 15, 2023, we accessed $50 million from our revolving line of credit with PNC Bank, N.A. (PNC). The borrowing may be repaid at any time and carries an adjustable interest rate of 5.33 percent as of the end of 2025. The credit facility with PNC was entered into during the first quarter of 2023 and has a three-year term that expires on May 29, 2026. The line of credit permits us to borrow up to an aggregate principal amount of $100 million, but may be increased up to an aggregate principal amount of $130 million under certain conditions.

On November 12, 2025, we repaid $50 million that was borrowed from the Federal Home Loan Bank of Chicago (FHLBC) in 2024 and paid interest monthly at an annualized rate of 4.44 percent. Additionally, on November 12, 2025 we borrowed $50 million from the FHLBC and pay interest monthly at an annualized rate of 4.21 percent. The borrowing matures on November 12, 2026, but may be repaid early at set quarterly dates.

Due to the lack of marketability and short tenor of our borrowings, the fair value of our debt approximates the carrying value. We paid $5 million of interest on our debt in 2025, compared to $6 million in 2024 and $9 million in 2023. The average rate on debt was 5.13 percent in 2025, 6.05 percent in 2024 and 4.07 percent in 2023. The weighted average interest rate on debt outstanding was 4.77 percent as of December 31, 2025.

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

Through the purchase of reinsurance, we also limit our net loss on any individual risk to a maximum of $15 million, although retentions can vary.

Premiums written and earned along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

(in thousands)	2025	2024	2023
WRITTEN
Direct	$2,004,335	$1,986,046	$1,783,862
Reinsurance assumed	22,511	27,002	22,798
Reinsurance ceded	(404,717)	(407,527)	(378,913)
Net	$1,622,129	$1,605,521	$1,427,747

EARNED
Direct	$1,993,980	$1,895,065	$1,671,044
Reinsurance assumed	25,369	26,170	28,375
Reinsurance ceded	(405,003)	(394,829)	(405,113)
Net	$1,614,346	$1,526,406	$1,294,306

LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$845,363	$954,952	$840,255
Reinsurance assumed	15,676	7,945	10,228
Reinsurance ceded	(135,084)	(223,644)	(246,070)
Net	$725,955	$739,253	$604,413

More than 93 percent of our reinsurance balances recoverable are due from companies with financial strength ratings of A or better by AM Best and S&P rating services. The following table displays net reinsurance balances recoverable, after consideration of collateral, from our top reinsurers as of December 31, 2025. These reinsurers all have financial strength ratings of A or better by AM Best and S&P’s ratings services. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2025.

			Net Reinsurer		Ceded
	AM Best	S&P	Exposure as of	Percent of	Premiums	Percent of
(dollars in thousands)	Rating	Rating	12/31/2025	Total	Written	Total
Munich Re / HSB	A+, Superior	AA, Very Strong	$105,502	12.6%	$29,417	7.3%
Renaissance Re	A+, Superior	A+, Strong	79,872	9.6%	32,964	8.1%
Nationwide Mutual	A, Excellent	A+, Strong	68,851	8.2%	23,489	5.8%
Partner Re	A+, Superior	A+, Strong	67,643	8.1%	36,508	9.0%
Everest Re	A+, Superior	A+, Strong	39,330	4.7%	28,101	6.9%
Toa Re	A, Excellent	A, Strong	34,382	4.1%	11,473	2.8%
Aspen UK Ltd.	A, Excellent	A-, Strong	33,888	4.1%	9,865	2.4%
Safety National	A++, Superior	A+, Strong	33,599	4.0%	6,291	1.6%
General Re	A++, Superior	AA, Very Strong	32,632	3.9%	15,327	3.8%
Odyssey America Re	A+, Superior	AA-, Very Strong	32,488	3.9%	8,642	2.1%
All other reinsurers*			306,557	36.8%	202,640	50.2%
Total ceded exposure			$834,744	100.0%	$404,717	100.0%
*	All other reinsurance balances recoverable, when considered by individual reinsurer, are less than 2 percent of shareholders’ equity.

The allowances for uncollectible amounts on paid and unpaid recoverables were $17 million and $11 million, respectively, at December 31, 2025 and $17 million and $10 million, respectively, at December 31, 2024. Changes in the allowances during 2025 were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in 2025 and less than $1 million was recovered.

5.	HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the years 2025, 2024 and 2023:

(in thousands)	2025	2024	2023
Unpaid losses and LAE at beginning of year:
Gross	$2,693,470	$2,446,025	$2,315,637
Ceded	(755,425)	(757,349)	(740,089)
Net	$1,938,045	$1,688,676	$1,575,548

Increase (decrease) in incurred losses and LAE:
Current accident year	$824,933	$834,562	$712,960
Prior accident years	(98,978)	(95,309)	(108,547)
Total incurred	$725,955	$739,253	$604,413

Loss and LAE payments for claims incurred:
Current accident year	$(110,712)	$(121,314)	$(165,364)
Prior accident year	(413,267)	(368,570)	(325,921)
Total paid	$(523,979)	$(489,884)	$(491,285)

Net unpaid losses and LAE at end of year	$2,140,021	$1,938,045	$1,688,676

Unpaid losses and LAE at end of year:
Gross	$2,886,819	$2,693,470	$2,446,025
Ceded	(746,798)	(755,425)	(757,349)
Net	$2,140,021	$1,938,045	$1,688,676

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

The following is information about incurred and paid loss development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and average historical claims duration as of December 31, 2025. The loss information has been disaggregated so that only losses that are expected to develop in a similar manner are grouped together. This has resulted in the presentation of loss information for our property and surety segments at the segment level, while information for our casualty segment has been separated in four groupings: primary occurrence, excess occurrence, claims made and transportation. Primary occurrence includes select lines within the professional services product along with general liability, small commercial and other casualty products. Excess occurrence encompasses commercial excess and personal umbrella, while claims made includes select lines within the professional services product, executive products and other casualty. Reported claim counts represent claim events on a specified policy rather than individual claimants and includes claims that did not or are not expected to result in an incurred loss. The information about incurred and paid claims development for the years ended December 31, 2016 to 2024 is presented as unaudited required supplementary information.

Casualty - Primary Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2025
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total IBNR	Claims
2016	$101,950	$96,753	$90,611	$85,449	$83,374	$79,440	$77,729	$78,358	$77,669	$77,108	$3,277	4,363
2017		119,741	111,391	102,583	95,513	90,759	90,344	90,744	91,238	93,142	4,026	4,593
2018			141,513	130,281	125,731	115,076	114,414	115,793	118,084	119,149	7,601	4,936
2019				146,011	135,209	120,570	109,051	111,156	112,638	113,624	12,626	5,395
2020					145,171	137,439	122,785	117,962	114,336	112,488	20,297	4,773
2021						142,797	128,483	125,672	123,363	124,464	30,771	4,744
2022							155,203	144,861	143,518	148,462	48,428	4,877
2023								152,443	147,366	146,247	70,492	4,688
2024									160,008	152,141	91,774	4,203
2025										163,478	131,254	2,768
									Total	$1,250,303

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$10,142	$24,186	$35,764	$48,042	$56,152	$60,349	$65,517	$69,968	$71,519	$72,502
2017		13,154	25,933	38,783	52,823	62,236	71,419	76,283	79,374	83,291
2018			15,066	32,365	48,424	63,980	78,103	93,504	101,748	106,039
2019				15,698	30,673	41,911	57,750	74,380	87,092	95,875
2020					17,096	30,596	45,267	60,764	76,345	84,827
2021						14,428	29,633	43,951	65,454	82,892
2022							17,714	38,712	56,998	76,275
2023								17,707	35,634	52,452
2024									16,950	36,872
2025										12,659
	* Presented as unaudited required supplementary information.								Total	$703,684
					All outstanding liabilities before 2016, net of reinsurance					10,644
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$557,263

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	12.3%	13.7%	12.6%	14.6%	12.5%	9.4%	6.6%	4.2%	3.1%	1.3%

Casualty - Excess Occurrence
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2025
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total IBNR	Claims
2016	$56,341	$49,385	$37,676	$33,125	$30,251	$29,671	$29,940	$27,733	$27,015	$26,610	$1,732	662
2017		62,863	55,868	48,363	44,737	43,249	41,620	39,600	37,828	37,767	2,612	670
2018			69,362	62,646	54,626	51,023	49,861	47,949	45,580	42,267	7,036	640
2019				88,078	89,691	79,083	80,147	77,185	70,850	64,792	14,275	721
2020					107,579	98,409	90,274	81,284	75,351	70,950	29,836	680
2021						136,433	136,354	125,028	120,830	114,447	39,276	946
2022							153,895	156,822	157,626	146,752	57,227	1,154
2023								178,887	176,607	185,656	74,782	1,330
2024									225,747	216,555	112,188	1,126
2025										276,051	228,841	645
									Total	$1,181,847

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$1,068	$3,396	$7,441	$10,054	$12,703	$14,400	$17,807	$20,603	$21,176	$21,269
2017		17	5,679	9,275	15,441	18,470	22,835	25,328	27,840	30,622
2018			2,506	5,823	10,801	17,294	22,016	23,958	28,272	32,241
2019				4,213	19,044	25,389	33,375	38,291	41,794	45,057
2020					2,901	13,856	20,988	24,657	31,299	36,232
2021						5,317	23,841	38,977	59,901	69,360
2022							7,479	28,764	57,202	71,225
2023								7,091	31,867	72,609
2024									6,048	43,197
2025										5,999
	* Presented as unaudited required supplementary information.								Total	$427,811
					All outstanding liabilities before 2016, net of reinsurance					25,134
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$779,170

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	3.9%	14.6%	13.9%	12.4%	9.1%	7.0%	8.7%	8.8%	4.8%	0.3%

Casualty - Claims Made
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2025
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total IBNR	Claims
2016	$59,992	$67,760	$69,493	$67,728	$64,730	$65,078	$61,876	$61,881	$60,639	$61,983	$1,125	1,507
2017		60,572	62,450	62,714	57,450	59,907	61,546	60,340	60,057	59,736	1,861	1,648
2018			66,128	62,416	56,468	48,457	47,692	43,912	45,331	51,972	1,815	1,401
2019				62,918	61,712	52,224	46,500	43,969	42,236	42,391	5,490	1,518
2020					60,278	56,785	46,853	40,878	41,658	38,324	6,333	1,298
2021						51,219	45,854	38,946	35,485	34,785	8,437	1,230
2022							58,289	55,316	46,276	43,446	16,236	1,159
2023								54,679	47,848	45,989	20,315	1,201
2024									58,153	53,050	28,323	1,271
2025										52,488	37,038	1,076
									Total	$484,164

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$2,060	$14,558	$27,465	$39,370	$47,999	$52,846	$53,737	$56,342	$57,976	$60,112
2017		2,455	11,350	22,728	36,522	42,918	47,087	50,623	55,321	55,750
2018			1,964	11,965	18,840	24,918	27,351	31,002	38,188	39,398
2019				1,839	8,123	14,117	19,930	27,133	32,622	34,884
2020					1,488	5,687	10,412	16,537	26,511	27,320
2021						999	5,615	8,661	11,856	18,032
2022							2,088	8,836	14,672	20,487
2023								1,421	5,336	11,354
2024									1,524	8,735
2025										2,437
	* Presented as unaudited required supplementary information.								Total	$278,509
					All outstanding liabilities before 2016, net of reinsurance					2,633
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$208,288

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	3.8%	14.6%	14.4%	15.2%	15.0%	7.4%	6.6%	4.8%	1.7%	3.4%

Casualty - Transportation
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2025
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total IBNR	Claims
2016	$50,430	$53,519	$54,105	$52,277	$52,818	$53,915	$55,718	$56,515	$56,736	$56,424	$505	3,945
2017		55,640	53,641	45,017	43,764	45,351	46,742	47,619	47,228	47,285	562	3,640
2018			57,597	54,592	38,719	36,468	35,442	35,776	36,212	36,381	691	3,407
2019				58,297	56,129	43,976	41,925	44,236	47,296	46,722	1,194	3,321
2020					43,573	35,524	27,665	28,856	29,532	28,070	1,584	1,648
2021						51,322	51,581	47,913	54,599	55,349	5,301	2,324
2022							60,862	53,680	55,851	57,378	8,108	2,727
2023								66,863	60,930	71,443	14,668	2,649
2024									86,321	80,414	26,140	2,836
2025										84,691	32,118	2,002
									Total	$564,157

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$8,923	$18,354	$30,354	$38,001	$43,564	$47,488	$52,555	$54,245	$55,250	$55,510
2017		7,979	17,070	24,090	30,260	36,141	41,064	43,891	45,061	45,552
2018			6,980	12,827	19,216	24,503	28,844	30,916	33,296	34,530
2019				7,148	15,852	21,120	26,422	35,546	42,409	43,734
2020					3,986	7,876	12,035	20,749	23,077	24,426
2021						5,341	15,345	25,886	37,702	44,696
2022							6,442	18,296	27,146	39,366
2023								7,407	18,350	34,355
2024									9,431	22,006
2025										7,048
	* Presented as unaudited required supplementary information.								Total	$351,223
					All outstanding liabilities before 2016, net of reinsurance					1,030
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$213,964

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	13.3%	17.1%	17.1%	18.0%	12.4%	8.5%	6.1%	3.0%	1.4%	0.5%

Property
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2025
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total IBNR	Claims
2016	$62,900	$55,594	$55,384	$55,930	$55,424	$55,383	$55,536	$55,385	$55,316	$55,306	$6	3,379
2017		90,803	83,273	84,961	82,671	82,319	81,912	81,677	81,194	81,174	17	2,893
2018			89,091	83,457	79,961	80,470	79,093	79,234	78,482	78,537	142	2,339
2019				71,232	65,189	61,116	59,901	61,185	60,549	60,621	280	2,459
2020					118,247	110,466	108,546	108,363	110,562	108,449	4,447	2,864
2021						135,447	116,424	115,587	114,178	112,651	2,872	3,118
2022							138,756	119,877	115,228	112,269	6,063	2,981
2023								184,252	159,846	155,221	13,462	3,279
2024									221,358	183,977	48,491	3,084
2025										160,138	67,590	2,567
									Total	$1,108,343

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$33,134	$46,921	$51,371	$53,006	$54,328	$54,747	$55,215	$55,247	$55,263	$55,275
2017		41,314	66,818	74,415	78,360	80,581	80,958	80,965	81,132	81,151
2018			37,048	68,264	72,357	75,253	76,378	77,696	78,198	78,391
2019				30,703	51,740	55,092	57,038	59,015	59,808	59,934
2020					43,192	79,660	88,401	96,350	99,809	102,734
2021						57,272	89,174	99,671	103,826	105,600
2022							44,667	84,235	95,542	101,685
2023								111,137	130,919	136,306
2024									64,846	114,496
2025										58,395
	* Presented as unaudited required supplementary information.								Total	$893,967
					All outstanding liabilities before 2016, net of reinsurance					776
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$215,152

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	48.2%	29.7%	7.4%	4.5%	2.4%	1.4%	0.4%	0.2%	0.0%	0.0%

Surety
(in thousands, except number of claims)
	Incurred Losses and Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2025
	For the Years Ended December 31,											Cumulative
												Number of
												Reported
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total IBNR	Claims
2016	$18,928	$11,062	$9,351	$8,895	$8,391	$7,948	$8,134	$7,963	$8,206	$8,034	$9	1,407
2017		16,127	8,641	8,798	8,116	8,034	7,769	7,644	7,696	7,791	30	1,983
2018			16,765	7,227	4,564	3,947	3,996	3,760	3,894	3,717	43	1,371
2019				14,785	7,205	5,053	4,062	3,453	2,866	2,048	79	1,215
2020					19,241	14,840	12,378	11,516	9,935	9,775	686	1,002
2021						18,540	11,724	12,127	16,521	16,306	1,084	996
2022							20,185	11,490	10,686	9,424	1,344	1,123
2023								21,242	9,024	5,802	3,432	1,030
2024									23,284	11,594	8,724	1,000
2025										24,561	22,488	547
									Total	$99,052

	Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
AY	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$3,087	$5,817	$6,299	$7,640	$8,086	$7,673	$7,946	$7,795	$7,918	$7,932
2017		979	2,862	7,062	7,221	7,362	7,372	7,342	7,500	7,703
2018			1,835	2,588	2,368	2,536	3,020	2,079	3,220	3,132
2019				336	2,433	2,765	3,039	3,093	3,236	1,855
2020					835	2,719	3,828	3,907	7,896	9,014
2021						1,197	3,229	3,075	4,264	6,285
2022							(241)	4,161	5,737	7,530
2023								841	1,883	2,153
2024									412	1,917
2025										366
	* Presented as unaudited required supplementary information.								Total	$47,887
					All outstanding liabilities before 2016, net of reinsurance					(127)
				Liabilities for losses and loss adjustment expenses, net of reinsurance						$51,038

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	15.0%	32.2%	12.7%	9.1%	12.7%	(2.4)%	(8.4)%	(0.7)%	2.1%	0.2%

The following is a reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and settlement expenses in the consolidated balance sheet:

(in thousands)	December 31, 2025	December 31, 2024
Net outstanding liabilities:
Casualty - Primary Occurrence	$557,263	$511,759
Casualty - Excess Occurrence	779,170	656,982
Casualty - Claims Made	208,288	199,979
Casualty - Transportation	213,964	185,023
Property	215,152	228,230
Surety	51,038	49,939
Unallocated loss adjustment expenses	81,686	73,613
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	11,107	9,580
Other	22,353	22,940
Liabilities for unpaid loss and settlement expenses, net of reinsurance	$2,140,021	$1,938,045

Reinsurance balances recoverable on unpaid claims:
Casualty - Primary Occurrence	$49,950	$47,773
Casualty - Excess Occurrence	210,272	164,721
Casualty - Claims Made	276,288	283,560
Casualty - Transportation	71,366	76,089
Property	69,149	102,120
Surety	80,757	90,610
Allowance for uncollectible reinsurance balances recoverable on unpaid losses and settlement expenses	(11,107)	(9,580)
Other	123	132
Total reinsurance balances recoverable on unpaid losses and settlement expenses	$746,798	$755,425

Total gross liability for unpaid loss and settlement expenses	$2,886,819	$2,693,470

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

DEVELOPMENT OF IBNR RESERVES

The following table summarizes our prior accident years’ loss reserve development by segment for 2025, 2024 and 2023:

(in thousands)	2025	2024	2023
Casualty	$(32,793)	$(52,878)	$(78,498)
Property	(50,288)	(33,143)	(21,196)
Surety	(15,897)	(9,288)	(8,853)
Total	$(98,978)	$(95,309)	$(108,547)

A discussion of significant components of reserve development for the three most recent calendar years follows:

2025. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2025. The casualty segment contributed $33 million in favorable development, with the majority experienced across accident years 2019 through 2022 and 2024. The favorable development reflects continued rate increases and our underwriters’ ability to select risk. Within the primary occurrence grouping, the general liability product contributed $11 million to our favorable development. Small commercial products were adverse by $8 million and our assumed business from Prime developed adversely by $7 million. Within the excess occurrence grouping, commercial excess was favorable by $25 million. Within the claims made grouping, executive products developed favorably by $3 million. The transportation grouping experienced adverse development of $5 million.

Marine contributed $18 million of the $50 million total favorable property development. Accident years 2020 through 2024 contributed to the segment’s favorable development. Commercial property was favorable by $26 million, largely related to prior year catastrophe reserves, and Hawaii homeowners contributed $3 million of favorable development.

The surety segment experienced favorable development of $16 million. The majority of the favorable development was from accident years 2022 through 2024. Contract surety had favorable development of $8 million and commercial surety had favorable development of $8 million.

2024. We experienced favorable emergence relative to prior years’ loss reserve estimates in all of our segments during 2024. Development from the casualty segment totaled $53 million. The majority of our favorable development was experienced across accident years 2019 through 2023. We continued to experience emergence that was generally better than previously estimated. We attribute the favorable emergence to loss trends in select lines outperforming our long-term expectations, our underwriters’ ability to select risk and an increasing rate environment. Within the primary occurrence grouping, the general liability product contributed $13 million to our favorable development, while small commercial developed adversely by $9 million. Within the excess occurrence grouping, commercial excess was favorable by $18 million and personal umbrella developed favorably by $3 million. Within the claims made grouping, professional services coverages developed favorably by $10 million and executive products developed favorably by $11 million. The transportation grouping had $8 million of adverse development.

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

2023. We experienced favorable emergence relative to prior years’ reserve estimates in all of our segments during 2023. The casualty segment contributed $78 million in favorable development. Accident years 2015 through 2022 contributed significantly to the favorable development. This was predominantly driven by favorable frequency and severity trends that were better than our long-term expectations. In addition, we believe this was the result of our underwriters’ ability to select risk, as well as the favorable rate environment within many of our casualty sublines. Nearly all of our casualty products contributed to the favorable development. Within the primary occurrence grouping, the general liability product contributed $13 million to our favorable development. Within the excess occurrence grouping, commercial excess developed favorably by $15 million and our personal umbrella product developed favorably by $11 million. Within the claims made grouping, professional services coverages developed favorably by $10 million and executive products developed favorably by $12 million. The transportation grouping contributed $4 million for the year.

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

The following table represents paid and unpaid environmental, asbestos and mass tort claims data (including incurred but not reported losses) as of December 31, 2025, 2024 and 2023:

(in thousands)	2025	2024	2023
Loss and LAE Payments (Cumulative):
Gross	$151,316	$149,130	$144,882
Ceded	(71,227)	(70,773)	(70,130)
Net	$80,089	$78,357	$74,752

Unpaid Losses and LAE at End of Year:
Gross	$24,148	$22,658	$25,180
Ceded	(5,829)	(5,899)	(5,490)
Net	$18,319	$16,759	$19,690

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

6.	INCOME TAXES

Pretax earnings and the composition of income tax expense is summarized below.

(in thousands)	2025	2024	2023
U.S. income from continuing operations before income tax expense	$505,981	$427,551	$377,265

Income tax expense from continuing operations
Current tax expense
U.S. federal	$87,243	$69,068	$63,590
U.S. state and local	2,774	2,652	1,354
Total current tax expense	$90,017	$71,720	$64,944
Deferred tax expense (benefit)
U.S. federal	$12,627	$10,052	$7,738
U.S. state and local	—	—	(28)
Total deferred tax expense	$12,627	$10,052	$7,710
Total income tax expense	$102,644	$81,772	$72,654

Income tax expense attributable to income from operations differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income from continuing operations as demonstrated in the following table:

(in thousands)	2025		2024		2023
U.S. federal statutory tax rate	$106,256	21.0%	$89,786	21.0%	$79,226	21.0%
State and local income taxes, net of federal income tax effect*	2,192	0.4%	2,095	0.5%	1,047	0.3%
Tax credit	(2,523)	(0.5)%	(3,539)	(0.8)%	(3,644)	(1.0)%
Nontaxable or Nondeductible Items:
Excess tax benefit on share-based compensation	(3,413)	(0.7)%	(5,580)	(1.3)%	(3,774)	(1.0)%
Other nontaxable or nondeductible items	132	0.1%	(990)	(0.3)%	(201)	(0.0)%
Total	$102,644	20.3%	$81,772	19.1%	$72,654	19.3%
*	Illinois and Florida comprise the majority of the state income tax expense incurred.

Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher in 2025 due to lower levels of tax-favored adjustments and higher levels of pretax earnings, which decreased the percentage impact of the tax-favored adjustments.

Our net earnings include equity in earnings of unconsolidated investees. The investees do not have a policy or pattern of paying dividends. As a result, we record a deferred tax liability on the earnings at the corporate capital gains rate of 21 percent in anticipation of recovering our investments through means other than through the receipt of dividends, such as a sale. We received a $3 million dividend from Prime in 2024 and recognized less than $1 million of tax benefit from applying the lower tax rate applicable to affiliated dividends paid to insurance companies (10.8 percent), as compared to the corporate capital gains rate on which the deferred tax liabilities were based. No dividends were declared from Prime in 2025 or 2023, therefore having no impact to their respective effective tax rates.

Dividends paid to our Employee Stock Ownership Plan (ESOP) also result in a tax deduction. Dividends paid to the ESOP in 2025, 2024 and 2023 resulted in tax benefits of $3 million, $3 million and $2 million, respectively. These tax benefits reduced the effective tax rate for 2025, 2024 and 2023 by 0.5 percent, 0.6 percent and 0.4 percent, respectively.

Federal and state income taxes paid are summarized in the table below.

(in thousands)	2025	2024	2023
U.S. federal	$58,550	$64,700	$48,700
U.S. state and local	2,098	2,864	1,383
Total taxes paid	$60,648	$67,564	$50,083

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized below.

(in thousands)	2025	2024
Deferred tax assets:
Tax discounting of unpaid losses and settlement expenses	$34,526	$29,524
Unearned premium offset	36,413	36,086
Deferred compensation	5,908	4,630
Share-based compensation expense	4,124	3,685
Capitalized research and development costs	1,078	6,350
Lease liability	3,093	3,288
Other	4,137	3,864
Deferred tax assets before allowance	$89,279	$87,427
Less valuation allowance	—	—
Total deferred tax assets	$89,279	$87,427

Deferred tax liabilities:
Net unrealized appreciation of securities	$56,843	$25,898
Deferred policy acquisition costs	36,256	34,905
Lease asset	2,755	2,943
Discounting of unpaid losses and settlement expenses - Tax Cuts and Jobs Act (TCJA) implementation offset	—	636
Fixed assets	3,357	2,908
Intangible assets	1,569	1,561
Undistributed earnings of unconsolidated investees	9,771	10,265
Other	497	518
Total deferred tax liabilities	$111,048	$79,634
Net deferred tax asset (liability)	$(21,769)	$7,793

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

Although we are not currently under audit by the IRS, tax years 2022 through 2025 remain open and are subject to examination.

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

Our ESOP and 401(k) cover all employees meeting eligibility requirements. ESOP and 401(k) profit-sharing contributions are approved annually by our board of directors and are expensed in the year earned. ESOP and 401(k)-related expenses (basic and profit-sharing) were $27 million, $25 million and $23 million for 2025, 2024 and 2023, respectively.

During 2025, the ESOP purchased 163,172 shares of RLI Corp. stock on the open market at an average price of $75.97 ($12 million) relating to the contribution for plan year 2024. Shares held by the ESOP as of December 31, 2025, totaled 4,742,617 and are treated as outstanding in computing our earnings per share. During 2024, the ESOP purchased 149,696 shares of RLI Corp. stock on the open market at an average price of $73.62 ($11 million) relating to the contribution for plan year 2023. During 2023, the ESOP purchased 131,546 shares of RLI Corp. stock on the open market at an average price of $68.21 ($9 million) relating to the contribution for plan year 2022. The above-mentioned ESOP purchases relate only to our annual contributions to the plan and do not include amounts or shares resulting from the reinvestment of dividends.

Annual awards are provided to executives, managers and associates through our incentive plans, provided certain strategic and financial goals are met. Annual expenses for these incentive plans totaled $48 million, $44 million and $38 million for 2025, 2024 and 2023, respectively. Incentive-based compensation received by current or former executive officers is subject to clawback in the event of an accounting restatement.

DEFERRED COMPENSATION

We maintain rabbi trusts for deferred compensation plans for directors, key employees and executive officers through which contributions can be invested in RLI Corp. stock or mutual funds. The employer stock in the plan cannot be diversified and is accounted for as equity, in a manner consistent with the accounting for treasury stock. At December 31, 2025, the trusts’ assets were valued at $55 million.

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

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023 LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards were no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 8,009,782 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 1,180,638 awards under the 2023 LTIP.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $8 million, $8 million and $9 million for 2025, 2024 and 2023, respectively. The total income tax benefit was $1 million for 2025, 2024 and 2023. Total unrecognized compensation expense relating to outstanding and unvested awards was $6 million as of December 31, 2025, which will be recognized over the weighted average vesting period of 2.51 years.

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

The following table summarizes option activity in 2025:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding as of January 1, 2025	2,837,938	$52.80
Granted	328,555	70.93
Exercised	(140,009)	30.24
Forfeited or expired	(39,870)	65.02
Outstanding as of December 31, 2025	2,986,614	$55.69	4.01	$31,658
Exercisable at December 31, 2025	1,901,023	$49.80	2.94	$28,475

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $6 million, $35 million and $19 million during 2025, 2024 and 2023, respectively.

The fair values of options were estimated using a Black-Scholes based option pricing model with the following weighted-average grant-date assumptions and weighted-average fair values as of December 31:

	2025		2024		2023
Weighted-average fair value of grants	$14.49		$15.81		$13.62
Risk-free interest rates	4.04%		4.83%		3.59%
Dividend yield	2.57%		2.30%		2.28%
Expected volatility	23.18%		23.09%		22.97%
Expected option life	5.05	years	5.02	years	4.96	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or more. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $3 million, $2 million and $3 million during 2025, 2024 and 2023, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2025	99,095	$67.54
Granted	38,901	73.81
Reinvested	3,638	65.68
Vested	(44,669)	64.00
Forfeited	(3,406)	67.14
Nonvested at December 31, 2025	93,559	$71.65

8.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

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

The NAIC has risk-based capital (RBC) requirements for insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2025, each of our insurance subsidiaries had an RBC amount in excess of the authorized control level RBC, as defined by the NAIC. RLI Insurance Company (RLI Ins.), our principal insurance company subsidiary, had an authorized control level RBC of $306 million, $296 million and $273 million as of December 31, 2025, 2024 and 2023, respectively, compared to actual statutory capital and surplus of $1.8 billion, $1.8 billion and $1.5 billion, respectively, for these same periods.

Year-end statutory surplus for 2025 presented in the table below includes $276 million of RLI Corp. stock (cost basis of $65 million) held by Mt. Hawley Insurance Company, compared to $352 million and $294 million in 2024 and 2023, respectively. The Securities Valuation Office provides specific guidance for valuing this investment, which is eliminated in our GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiaries for the year ended and as of December 31:

(in thousands)	2025	2024	2023
Consolidated net income, statutory basis	$377,942	$295,917	$231,321
Consolidated surplus, statutory basis	$1,846,615	$1,787,312	$1,520,135

As discussed in note 1.A., our three insurance companies are subsidiaries of RLI Corp., with RLI Ins. as the first-level, or principal, insurance subsidiary. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from RLI Ins. are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of December 31, 2025, our holding company had $1.8 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $72 million in liquid assets, which exceeds our normal annual holding company expenditures. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and regular dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

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

In 2025, 2024 and 2023, RLI Ins. paid ordinary dividends totaling $139 million, $152 million and $145 million, respectively, to RLI Corp. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the IDOI. In 2025, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $151 million. No extraordinary dividends were paid in 2024 or 2023. As of January 1, 2026, $19 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends. A total of $309 million in ordinary dividend capacity will be available over the course of 2026. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

As of December 31, 2025, we had $15 million of unfunded commitments related to our investments in private funds and tax credits. See note 2 to the consolidated financial statements for more information on our investments in private funds and tax credits.

Subsequent to December 31, 2025, we entered into an agreement to purchase a federal transferable investment tax credit for $24 million, which we expect to use to reduce our current income tax liability during 2026.

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

The components of lease expense and other lease-related information, as of and during the years ended December 31, 2025, 2024 and 2023, were as follows:

(in thousands)	2025	2024	2023
Operating lease cost	$4,578	$4,631	$4,935
Variable lease cost	1,245	1,103	1,469
Sublease income	(170)	(170)	(469)
Total lease cost	$5,653	$5,564	$5,935

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$4,637	$4,083	$5,407

ROU assets obtained in exchange for new operating lease liabilities	$1,516	$4,392	$5,805

Reduction to ROU assets resulting from reduction to lease liabilities	$—	$—	$300

(in thousands)	2025		2024
Operating lease ROU assets	$13,117		$14,016
Operating lease liabilities	$14,752		$15,711
Weighted-average remaining lease term - operating leases	5.93	years	6.01	years
Weighted-average discount rate - operating leases	3.78%		3.63%

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

(in thousands)	2025
2026	$4,332
2027	2,981
2028	2,052
2029	1,931
2030	1,369
Thereafter	4,111
Total future minimum lease payments	$16,776
Less imputed interest	(2,024)
Total operating lease liability	$14,752

11.	OPERATING SEGMENT INFORMATION

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

The following table summarizes revenues by major product type within each operating segment:

NET PREMIUMS EARNED

	Year ended December 31,
(in thousands)	2025	2024	2023
CASUALTY
Commercial excess and personal umbrella	$447,361	$354,847	$286,178
Commercial transportation	123,413	120,650	103,719
General liability	110,891	104,423	103,066
Professional services	108,090	103,794	99,596
Small commercial	79,064	78,308	72,920
Executive products	22,942	23,555	24,687
Other casualty	62,220	67,260	68,180
Total	$953,981	$852,837	$758,346

PROPERTY
Commercial property	$301,659	$345,554	$244,798
Marine	158,904	145,706	129,428
Other property	51,841	40,124	27,304
Total	$512,404	$531,384	$401,530

SURETY
Transactional	$52,418	$49,460	$47,983
Commercial	50,690	48,533	49,707
Contract	44,853	44,192	36,740
Total	$147,961	$142,185	$134,430
Grand total	$1,614,346	$1,526,406	$1,294,306

The following tables present our operating results by segment, as evaluated by the CODM.

Year ended December 31, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$953,981	$512,404	$147,961	$1,614,346
Net investment income	-	-	-	159,739
Net realized gains	-	-	-	65,116
Net unrealized gains on equity securities	-	-	-	43,247
Consolidated revenue	$953,981	$512,404	$147,961	$1,882,448

Less: Expenses
Losses and settlement expenses	$595,178	$120,146	$10,631
Amortization of deferred acquisition costs	184,818	105,864	51,311
Other policy acquisition costs	90,671	33,218	42,505
Insurance operating expenses	67,447	34,051	14,317
Segment earnings before income taxes	$15,867	$219,125	$29,197	$264,189

Depreciation and amortization expense	$6,185	$2,089	$1,423

Year ended December 31, 2024

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$852,837	$531,384	$142,185	$1,526,406
Net investment income	-	-	-	142,278
Net realized gains	-	-	-	19,966
Net unrealized gains on equity securities	-	-	-	81,734
Consolidated revenue	$852,837	$531,384	$142,185	$1,770,384

Less: Expenses
Losses and settlement expenses	$524,490	$198,806	$15,957
Amortization of deferred acquisition costs	161,532	108,235	48,254
Other policy acquisition costs	83,987	22,936	39,096
Insurance operating expenses	65,040	33,871	13,549
Segment earnings before income taxes	$17,788	$167,536	$25,329	$210,653

Depreciation and amortization expense	$5,705	$1,924	$991

Year ended December 31, 2023

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$758,346	$401,530	$134,430	$1,294,306
Net investment income	-	-	-	120,383
Net realized gains	-	-	-	32,518
Net unrealized gains on equity securities	-	-	-	64,787
Consolidated revenue	$758,346	$401,530	$134,430	$1,511,994

Less Expenses
Losses and settlement expenses	$418,032	$172,062	$14,319
Amortization of deferred acquisition costs	138,968	94,173	42,754
Other policy acquisition costs	82,621	22,171	37,638
Insurance operating expenses	59,246	26,808	12,329
Segment earnings before income taxes	$59,479	$86,316	$27,390	$173,185

Depreciation and amortization expense	$5,991	$1,807	$1,648

The following table reconciles segment earnings before income taxes to earnings before income taxes.

	Year ended December 31,
(in thousands)	2025	2024	2023
Reconciliation of earnings before income taxes
Segment earnings before income taxes	$264,189	$210,653	$173,185
Net investment income	159,739	142,278	120,383
Net realized gains	65,116	19,966	32,518
Net unrealized gains on equity securities	43,247	81,734	64,787
Interest expense on debt	(5,358)	(6,331)	(7,301)
General corporate expenses	(17,028)	(15,880)	(15,917)
Equity in earnings of unconsolidated investees	(3,924)	(4,869)	9,610
Earnings before income taxes	$505,981	$427,551	$377,265

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of RLI Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RLI Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of earnings and comprehensive earnings, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
February 20, 2026

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

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report on page 91 of this report.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Items 11. Executive Compensation

Information required for Item 11 is incorporated by reference to the sections of the proxy statement entitled: “Board Meetings and Compensation,” “Human Capital and Compensation Committee Report,” “Compensation Discussion & Analysis,” “How the HCC Operates,” “Overview of RLI Executive Compensation,” “Annual Compensation,” “Long-Term Compensation,” “Executive Compensation,” “Ratio of CEO to Median Employee Total Compensation,” “Pay for Performance,” “Company Practices Regarding Timing of Equity Awards” and “Safeguards Against Unnecessary or Excessive Compensation Risk.”

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

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Description of Document	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	10-K	February 21, 2025

3.2	By-Laws	8-K	November 7, 2024

4.1	Description of Securities			X

10.1	RLI Corp. Nonqualified Agreement*	10-K	February 21, 2020

10.2	RLI Corp. Nonemployee Directors’ Deferred Compensation Plan, as amended*	10-Q	July 26, 2023

10.3	RLI Corp. Executive Deferred Compensation Plan, as amended*	10-Q	July 26, 2023

10.4	RLI Corp. 2015 Long-Term Incentive Plan, as amended*	10-Q	July 24, 2020

10.5	RLI Corp. 2023 Long-Term Incentive Plan, as amended*	10-Q	July 26, 2023

10.6	RLI Corp. Annual Incentive Compensation Plan, as amended*	10-Q	July 24, 2020

10.7	Management Incentive Program Guideline*	10-K	February 24, 2023

10.8	RLI Underwriting Profit Program Guideline*	10-K	February 24, 2023

10.9	Market Value Potential (MVP), Executive Incentive Program Guideline*	10-K	February 24, 2023

10.10	RLI Corp. Director and Officer Indemnification Agreement	10-Q	October 24, 2018

10.11	Advances, Collateral Pledge, and Security Agreement (Federal Home Loan Bank of Chicago)	8-K	September 26, 2014

10.12	Credit Agreement (PNC Bank, National Association)	8-K	March 30, 2023

19.1	Insider Trading Policy	10-K	February 21, 2025

21.1	Subsidiaries of the Registrant			X

23.1	Consent of Deloitte & Touche LLP			X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

97.1	RLI Corp. Policy on Recoupment of Incentive Compensation (Clawback Policy)	10-K	February 23, 2024

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Description of Document	Form	Filing Date	Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document			X

101.SCH	Inline XBRL Taxonomy Extension Schema			X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X

101.DEF	Inline XBRL Taxonomy Definition Linkbase			X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)			X

Item 15. (b)

The exhibits are listed in Item 15. (a)(3) above.

Item 15. (c)

The financial statement schedules are listed in Item 15. (a)(2) above.

Item 16. Form 10-K Summary

None.

RLI CORP. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2025

Column A	Column B	Column C	Column D
			Amount at
(in thousands)			which shown in
Type of Investment	Cost (1)	Fair Value	the balance sheet
Fixed maturities:
Bonds:
Available-for-sale:
U.S. government	$331,233	$335,223	$335,223
U.S. agency	37,379	37,927	37,927
Non-U.S. government & agency	13,831	13,547	13,547
Agency MBS	634,349	610,675	610,675
ABS/CMBS/MBS*	685,126	672,984	672,984
Corporate	1,502,843	1,491,506	1,491,506
Municipal	437,601	371,474	371,474
Total available-for-sale	$3,642,362	$3,533,336	$3,533,336
Total fixed maturities	$3,642,362	$3,533,336	$3,533,336

Equity securities:
Common stock:
Industrial, miscellaneous and all other	$84,160	$147,432	$147,432
ETFs (industrial and miscellaneous)	450,151	751,444	751,444
Total equity securities	$534,311	$898,876	$898,876
Cash and short-term investments	172,127	172,127	172,127
Other invested assets	59,775	59,281	59,281
Total investments and cash	$4,408,575	$4,663,620	$4,663,620
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31,

(in thousands, except share data)	2025	2024
ASSETS
Cash	$800	$121
Short-term investments, at cost which approximates fair value	36,917	1,400
Accounts receivable, affiliates	1,156	2,365
Investments in subsidiaries	1,750,686	1,525,833
Fixed income:
Available-for-sale, at fair value	33,826	37,372
(amortized cost of $42,182 and allowance for credit losses of $0 in 2025)
(amortized cost of $47,655 and allowance for credit losses of $0 in 2024)
Property and equipment, at cost, net of accumulated depreciation of $913 in 2025 and $913 in 2024	1,375	1,375
Income taxes receivable - current	—	349
Income taxes - deferred	3,003	3,104
Other assets	14,091	9,824
TOTAL ASSETS	$1,841,854	$1,581,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Income taxes payable - current	$21	$—
Short-term debt	50,000	50,000
Interest payable on debt	15	108
Other liabilities	13,622	9,668
TOTAL LIABILITIES	$63,658	$59,776

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value)
(Shares authorized - 400,000,000)
(137,739,079 shares issued and 91,878,651 shares outstanding in 2025)
(137,598,560 shares issued and 91,738,132 shares outstanding in 2024)	$1,377	$1,376
Paid-in capital	376,679	367,645
Accumulated other comprehensive earnings	(88,074)	(173,723)
Retained earnings	1,881,213	1,719,668
Deferred compensation	14,082	13,498
Treasury stock, at cost (45,860,428 shares in 2025 and 2024)	(407,081)	(406,497)
TOTAL SHAREHOLDERS’ EQUITY	$1,778,196	$1,521,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,841,854	$1,581,743

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

Years ended December 31,

(in thousands)	2025	2024	2023
Net investment income	$6,093	$7,470	$10,351
Net realized gains (losses)	1,806	(1,542)	14,134
Selling, general and administrative expenses	(17,028)	(15,880)	(15,917)
Interest expense on debt	(3,123)	(3,617)	(6,543)
Earnings (loss) before income taxes	$(12,252)	$(13,569)	$2,025
Income tax expense (benefit)	(6,134)	(6,321)	(1,802)
Net earnings (loss) before equity in net earnings of subsidiaries	$(6,118)	$(7,248)	$3,827
Equity in net earnings of subsidiaries	409,455	353,027	300,784
Net earnings	$403,337	$345,779	$304,611
Other comprehensive earnings (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,478	$(334)	$1,754
Less: reclassification adjustment for (gains) losses included in net earnings	44	1,218	—
Other comprehensive earnings (loss) - parent only	$1,522	$884	$1,754
Equity in other comprehensive earnings (loss) of subsidiaries/investees	84,127	(8,304)	61,019
Other comprehensive earnings (loss)	$85,649	$(7,420)	$62,773
Comprehensive earnings	$488,986	$338,359	$367,384

See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

(in thousands)	2025	2024	2023
Cash flows from operating activities
Earnings (loss) before equity in net earnings of subsidiaries	$(6,118)	$(7,248)	$3,827
Adjustments to reconcile net losses to net cash provided by (used in) operating activities:
Net realized (gains) losses	(1,806)	1,542	(14,134)
Depreciation	—	—	35
Other items, net	5,452	6,553	1,350
Change in:
Affiliate balances receivable/payable	1,208	28	(821)
Federal income taxes	66	(1,364)	(1,409)
Changes in investment in unconsolidated investee:
Undistributed earnings	—	—	—
Net cash used in operating activities	$(1,198)	$(489)	$(11,152)

Cash flows from investing activities
Purchase of:
Fixed income, available-for-sale	$—	$—	$(89,501)
Other	(2,663)	(3,993)	(1,832)
Sale of:
Fixed income, available-for-sale	—	26,921	—
Equity method investee	1,861	—	14,134
Other	42	1,024	54
Property and equipment	—	—	—
Call or maturity of:
Fixed income, available-for-sale	5,296	1,968	263,939
Net sale (purchase) of short-term investments	(35,517)	75,526	(74,696)
Cash dividends received-subsidiaries	290,000	152,000	145,000
Net cash provided by investing activities	$259,019	$253,446	$257,098

Cash flows from financing activities
Proceeds from stock option exercises	$1,244	$(2,327)	$1,245
Proceeds from issuance of debt	—	—	50,000
Repayment of debt	—	—	(150,000)
Cash dividends paid	(262,835)	(256,443)	(152,508)
Other	4,449	4,886	5,314
Net cash used in financing activities	$(257,142)	$(253,884)	$(245,949)

Net increase (decrease) in cash	$679	$(927)	$(3)
Cash at beginning of year	121	1,048	1,051
Cash at end of year	$800	$121	$1,048

Interest paid on outstanding debt amounted to $3 million, $4 million and $8 million for 2025, 2024 and 2023, respectively. See Notes to Consolidated Financial Statements. See also the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2025, 2024 and 2023

					Incurred losses
	Deferred policy	Unpaid losses	Unearned	Net	and settlement
	acquisition	and settlement	premiums,	premiums	expenses
(in thousands)	costs	expenses, gross	gross	earned	current year
Year ended December 31, 2025
Casualty segment	$97,302	$2,460,580	$604,301	$953,981	$627,971
Property segment	45,433	292,081	296,180	512,404	170,434
Surety segment	29,913	134,158	91,155	147,961	26,528
RLI Insurance Group	$172,648	$2,886,819	$991,636	$1,614,346	$824,933

Year ended December 31, 2024
Casualty segment	$88,616	$2,212,648	$564,772	$852,837	$577,368
Property segment	48,302	337,787	328,842	531,384	231,949
Surety segment	29,296	143,035	90,526	142,185	25,245
RLI Insurance Group	$166,214	$2,693,470	$984,140	$1,526,406	$834,562

Year ended December 31, 2023
Casualty segment	$73,334	$2,043,556	$491,479	$758,346	$496,530
Property segment	46,366	301,907	314,945	401,530	193,258
Surety segment	26,866	100,562	85,902	134,430	23,172
RLI Insurance Group	$146,566	$2,446,025	$892,326	$1,294,306	$712,960

NOTE 1: Investment income is not allocated to the segments, therefore, net investment income has not been provided.

See the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(continued)

As of and for the years ended December 31, 2025, 2024 and 2023

	Incurred
	losses and
	settlement	Policy	Other	Net
	expenses	acquisition	operating	premiums
(in thousands)	prior year	costs	expenses	written
Year ended December 31, 2025
Casualty segment	$(32,793)	$275,489	$67,447	$990,621
Property segment	(50,288)	139,082	34,051	482,635
Surety segment	(15,897)	93,816	14,317	148,873
RLI Insurance Group	$(98,978)	$508,387	$115,815	$1,622,129

Year ended December 31, 2024
Casualty segment	$(52,878)	$245,519	$65,040	$915,625
Property segment	(33,143)	131,171	33,871	542,997
Surety segment	(9,288)	87,350	13,549	146,899
RLI Insurance Group	$(95,309)	$464,040	$112,460	$1,605,521

Year ended December 31, 2023
Casualty segment	$(78,498)	$221,589	$59,246	$788,982
Property segment	(21,196)	116,344	26,808	500,057
Surety segment	(8,853)	80,392	12,329	138,708
RLI Insurance Group	$(108,547)	$418,325	$98,383	$1,427,747

See the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2025, 2024 and 2023

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
(in thousands)	amount	companies	companies	amount	to net
2025
Casualty segment	$1,127,384	$197,743	$24,340	$953,981	2.6%
Property segment	705,053	193,165	516	512,404	0.1%
Surety segment	161,543	14,095	513	147,961	0.3%
RLI Insurance Group premiums earned	$1,993,980	$405,003	$25,369	$1,614,346	1.6%

2024
Casualty segment	$1,009,937	$182,226	$25,126	$852,837	2.9%
Property segment	729,018	198,206	572	531,384	0.1%
Surety segment	156,110	14,397	472	142,185	0.3%
RLI Insurance Group premiums earned	$1,895,065	$394,829	$26,170	$1,526,406	1.7%

2023
Casualty segment	$909,081	$178,018	$27,283	$758,346	3.6%
Property segment	619,250	218,265	545	401,530	0.1%
Surety segment	142,713	8,830	547	134,430	0.4%
RLI Insurance Group premiums earned	$1,671,044	$405,113	$28,375	$1,294,306	2.2%

See the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2025, 2024 and 2023

	Balance	Amounts	Amounts	Balance
	at beginning	charged	recovered	at end of
(in thousands)	of period	to expense	(written off)	period
2025 Allowance for uncollectible reinsurance	$26,776	$1,850	$(37)	$28,589

2024 Allowance for uncollectible reinsurance	$26,974	$(21)	$(177)	$26,776

2023 Allowance for uncollectible reinsurance	$27,323	$(50)	$(299)	$26,974

See the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

RLI CORP. AND SUBSIDIARIES

SCHEDULE VI—SUPPLEMENTARY INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

Years ended December 31, 2025, 2024 and 2023

(in thousands)	Deferred policy	Claims and	Unearned	Net	Net
	acquisition	claim adjustment	premiums,	premiums	investment
Affiliation with Registrant (1)	costs	expense reserves	gross	earned	income
2025	$172,648	$2,886,819	$991,636	$1,614,346	$159,739
2024	$166,214	$2,693,470	$984,140	$1,526,406	$142,278
2023	$146,566	$2,446,025	$892,326	$1,294,306	$120,383

	Claims and claim adjustment
	expenses incurred related to:		Amortization	Paid claims and	Net
	Current	Prior	of deferred	claim adjustment	premiums
	year	year	acquisition costs	expenses	written
2025	$824,933	$(98,978)	$341,993	$523,979	$1,622,129
2024	$834,562	$(95,309)	$318,021	$489,884	$1,605,521
2023	$712,960	$(108,547)	$418,325	$491,285	$1,427,747
(1)	Consolidated property-casualty insurance operations. Reserves for our proportionate share of 50 percent or less owned property-casualty equity investees represent less than 5 percent of our consolidated reserves and are therefore omitted.

See the accompanying reports of independent registered public accounting firms starting on page 91 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLI Corp.

(Registrant)

By:	/s/ Aaron P. Diefenthaler
Aaron P. Diefenthaler, Chief Financial Officer

Date:	February 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Craig W. Kliethermes	By:	/s/ Aaron P. Diefenthaler
	Craig W. Kliethermes, President & CEO		Aaron P. Diefenthaler, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	February 20, 2026	Date:	February 20, 2026

By:	/s/ Michael E. Angelina	By:	/s/ Craig W. Kliethermes
	Michael E. Angelina, Director		Craig W. Kliethermes, Director

Date:	February 20, 2026	Date:	February 20, 2026

By:	/s/ David B. Duclos	By:	/s/ Paul B. Medini
	David B. Duclos, Director		Paul B. Medini, Director

Date:	February 20, 2026	Date:	February 20, 2026

By:	/s/ Susan S. Fleming	By:	/s/ Robert P. Restrepo, Jr.
	Susan S. Fleming, Director		Robert P. Restrepo, Jr., Director

Date:	February 20, 2026	Date:	February 20, 2026

By:	/s/ Jordan W. Graham	By:	/s/ Debbie S. Roberts
	Jordan W. Graham, Director		Debbie S. Roberts, Director

Date:	February 20, 2026	Date:	February 20, 2026

By:	/s/ Clark C. Kellogg	By:	/s/ Michael J. Stone
	Clark C. Kellogg, Director		Michael J. Stone, Director

Date:	February 20, 2026	Date:	February 20, 2026