Form 10-Q
period 2026-03-31
RLI CORP
filed 2026-04-24
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 15, 2026, the number of shares outstanding of the registrant’s Common Stock was 91,938,331.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2026	2025
Net premiums earned	$411,386	$398,345
Net investment income	42,321	36,726
Net realized gains	9,559	14,912
Net unrealized gains (losses) on equity securities	(39,396)	(42,318)
Consolidated revenue	$423,870	$407,665
Losses and settlement expenses	193,244	177,238
Policy acquisition costs	132,075	123,687
Insurance operating expenses	28,280	26,874
Interest expense on debt	2,353	1,335
General corporate expenses	2,724	2,948
Total expenses	$358,676	$332,082
Equity in earnings of unconsolidated investees	2,147	3,048
Earnings before income taxes	$67,341	$78,631
Income tax expense	12,456	15,417
Net earnings	$54,885	$63,214

Other comprehensive earnings (loss), net of tax	(25,366)	30,030
Comprehensive earnings	$29,519	$93,244

Basic net earnings per share	$0.60	$0.69
Diluted net earnings per share	$0.60	$0.68

Weighted average number of common shares outstanding:
Basic	91,926	91,770
Diluted	92,187	92,528

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2026	2025
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$3,528,692	$3,533,336
(amortized cost of $3,669,921 and allowance for credit losses of $538 at 3/31/26)
(amortized cost of $3,642,362 and allowance for credit losses of $828 at 12/31/25)
Equity securities, at fair value (cost - $539,859 at 3/31/26 and $534,311 at 12/31/25)	864,912	898,876
Short-term investments, at cost which approximates fair value	386,219	120,562
Other invested assets	60,509	59,281
Cash	49,121	51,565
Total investments and cash	$4,889,453	$4,663,620
Accrued investment income	30,456	30,026
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $21,696 at 3/31/26 and $23,673 at 12/31/25	243,451	212,226
Ceded unearned premium	118,476	124,669
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $11,479 at 3/31/26 and $11,107 at 12/31/25	740,503	746,798
Deferred policy acquisition costs	176,187	172,648
Property and equipment, at cost, net of accumulated depreciation of $86,547 at 3/31/26 and $84,459 at 12/31/25	39,809	40,733
Investment in unconsolidated investees	56,053	53,521
Goodwill and intangibles	53,562	53,562
Other assets	53,873	63,683
TOTAL ASSETS	$6,401,823	$6,161,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,927,929	$2,886,819
Unearned premiums	991,717	991,636
Reinsurance balances payable	23,455	40,580
Funds held	134,215	127,242
Income taxes-current	26,797	29,724
Income taxes-deferred	5,566	21,769
Short-term debt	50,000	100,000
Long-term debt	297,247	—
Accrued expenses	68,016	128,597
Other liabilities	80,491	56,923
TOTAL LIABILITIES	$4,605,433	$4,383,290

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 400,000,000)
(137,794,359 shares issued, 91,933,931 shares outstanding at 3/31/26)
(137,739,079 shares issued, 91,878,651 shares outstanding at 12/31/25)	$1,378	$1,377
Paid-in capital	380,075	376,679
Accumulated other comprehensive earnings (loss)	(113,440)	(88,074)
Retained earnings	1,921,376	1,881,213
Deferred compensation	11,536	14,082
Less: Treasury shares, at cost (45,860,428 shares at 3/31/26 and 12/31/25)	(404,535)	(407,081)
TOTAL SHAREHOLDERS’ EQUITY	$1,796,390	$1,778,196
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,401,823	$6,161,486

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2025	91,738,132	$1,521,967	$1,376	$367,645	$(173,723)	$1,719,668	$13,498	$(406,497)
Net earnings	—	63,214	—	—	—	63,214	—	—
Other comprehensive earnings (loss), net of tax	—	30,030	—	—	30,030	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,686)	1,686
Share-based compensation	34,602	2,777	—	2,777	—	—	—	—
Dividends and dividend equivalents ($0.15 per share)	—	(13,776)	—	—	—	(13,776)	—	—
Balance, March 31, 2025	91,772,734	$1,604,212	$1,376	$370,422	$(143,693)	$1,769,106	$11,812	$(404,811)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2026	91,878,651	$1,778,196	$1,377	$376,679	$(88,074)	$1,881,213	$14,082	$(407,081)
Net earnings	—	54,885	—	—	—	54,885	—	—
Other comprehensive earnings (loss), net of tax	—	(25,366)	—	—	(25,366)	—	—	—
Deferred compensation	—	—	—	—	—	—	(2,546)	2,546
Share-based compensation	55,280	3,397	1	3,396	—	—	—	—
Dividends and dividend equivalents ($0.16 per share)	—	(14,722)	—	—	—	(14,722)	—	—
Balance, March 31, 2026	91,933,931	$1,796,390	$1,378	$380,075	$(113,440)	$1,921,376	$11,536	$(404,535)

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$42,829	$103,514
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(195,814)	$(153,952)
Equity securities	(13,500)	(41,503)
Property and equipment	(1,062)	(1,053)
Other	(3,815)	(2,710)
Proceeds from sale of:
Fixed income securities, available-for-sale	62,748	10,207
Equity securities	18,205	26,679
Other	747	953
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	118,529	99,651
Net proceeds from sale (purchase) of short-term investments	(265,657)	(41,686)
Net cash used in investing activities	$(279,619)	$(103,414)
Cash Flows from Financing Activities
Proceeds from issuance of debt	$297,223	$—
Payment of debt	(50,000)	—
Cash dividends paid	(14,707)	(13,761)
Proceeds from stock option exercises	1,830	929
Net cash used in financing activities	$234,346	$(12,832)
Net increase in cash	$(2,444)	$(12,732)
Cash at the beginning of the period	51,565	39,790
Cash at March 31,	$49,121	$27,058

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of RLI Corp. (the Company) and subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). These condensed consolidated financial statements do not include all the disclosures required by GAAP for annual financial statements and should be read in conjunction with our 2025 Annual Report on Form 10-K. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary for fair financial statement presentation. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2025 to conform to the classifications used in the current year.

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

B. ADOPTED ACCOUNTING STANDARDS

No new accounting standards applicable in 2026 materially impact our financial statements.

C. PROSPECTIVE ACCOUNTING STANDARDS

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

The allowance for uncollectible amounts on paid reinsurance balances receivable was $17 million at March 31, 2026 and December 31, 2025. The allowance for uncollectible amounts on unpaid reinsurance balances recoverable was $11 million at March 31, 2026 and December 31, 2025. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first three months of 2026 and less than $1 million was recovered.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets at March 31, 2026 and December 31, 2025 is detailed in the following table:

	March 31,	December 31,
(in thousands)	2026	2025
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2025. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of March 31, 2026 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended March 31, 2026			Ended March 31, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$54,885	91,926	$0.60	$63,214	91,770	$0.69
Effect of Dilutive Securities
Stock options and restricted stock units	—	261		—	758
Diluted EPS
Earnings available to common shareholders	$54,885	92,187	$0.60	$63,214	92,528	$0.68
Anti-dilutive securities excluded from diluted EPS		1,066			48

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $7 million for the first quarter of 2026, compared to $8 million of tax expense for the same period in 2025.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $25 million for the first three months of 2026, compared to $30 million of unrealized gains, net of tax, in the first three months of 2025. The unrealized losses in 2026 were attributable to an increase in interest rates, which decreased the fair value of securities held in the fixed income portfolio. Interest rates decreased during 2025, which increased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated financial statements:

(in thousands)	For the Three Months
	Ended March 31,
Unrealized Gains (Losses) on Available-for-Sale Securities	2026	2025
Beginning balance	$(88,074)	$(173,723)
Other comprehensive earnings (loss) before reclassifications	(25,977)	29,899
Amounts reclassified from accumulated other comprehensive earnings	611	131
Net current-period other comprehensive earnings (loss)	$(25,366)	$30,030
Ending balance	$(113,440)	$(143,693)
Balance of securities for which an allowance for credit losses has been recognized in net earnings	1,710	1,692

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months
Component of Accumulated	Ended March 31,		Affected line item in the
Other Comprehensive Earnings (Loss)	2026	2025	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(1,063)	$(205)	Net realized gains (losses)
	290	40	Credit gains (losses) presented within net realized gains
	$(773)	$(165)	Earnings (loss) before income taxes
	162	34	Income tax (expense) benefit
	$(611)	$(131)	Net earnings (loss)

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

Equity Securities: As of March 31, 2026, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs and are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Realized gains and losses on disposition of investments are based on the specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the three-month periods ended March 31, 2026 and 2025:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2026
Fixed income securities - available-for-sale	$64,810	$1,022	$(1,466)	$(444)
Equity securities	18,205	10,355	(102)	10,253
2025
Fixed income securities - available-for-sale	$10,473	$62	$(205)	$(143)
Equity securities	26,679	15,140	(62)	15,078

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2026
Fixed income securities - available-for-sale	$118,547	$385	$—	$385
2025
Fixed income securities - available-for-sale	$101,454	$9	$(71)	$(62)

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below:

	As of March 31, 2026
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$307,140	$—	$307,140
U.S. agency	—	27,288	—	27,288
Non-U.S. government & agency	—	14,191	2,095	16,286
Agency MBS	—	600,802	—	600,802
ABS/CMBS/MBS*	—	710,301	—	710,301
Corporate	—	1,382,742	121,663	1,504,405
Municipal	—	362,470	—	362,470
Total fixed income securities - available-for-sale	$—	$3,404,934	$123,758	$3,528,692
Equity securities	856,689	—	8,223	864,912
Total	$856,689	$3,404,934	$131,981	$4,393,604
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

	As of December 31, 2025
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$335,223	$—	$335,223
U.S. agency	—	37,927	—	37,927
Non-U.S. government & agency	—	11,417	2,130	13,547
Agency MBS	—	610,675	—	610,675
ABS/CMBS/MBS*	—	672,984	—	672,984
Corporate	—	1,383,329	108,177	1,491,506
Municipal	—	371,474	—	371,474
Total fixed income securities - available-for-sale	$—	$3,423,029	$110,307	$3,533,336
Equity securities	890,622	—	8,254	898,876
Total	$890,622	$3,423,029	$118,561	$4,432,212
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$118,561	$95,125
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	(1,546)	893
Purchases	15,296	5,070
Sales / Calls / Maturities	(330)	(2,143)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance as of March 31,	$131,981	$98,945
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(1,550)	$893

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity as of March 31, 2026 were as follows:

	March 31, 2026
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$197,626	$196,770
Due after one year through five years	737,002	726,768
Due after five years through 10 years	855,922	845,397
Due after 10 years	523,694	448,654
ABS/CMBS/MBS*	1,355,677	1,311,103
Total available-for-sale	$3,669,921	$3,528,692
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities at March 31, 2026 and December 31, 2025 are presented in the tables below. Amortized cost does not include accrued interest receivable of $29 million as of March 31, 2026 and $29 million as of December 31, 2025.

	March 31, 2026
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$305,863	$—	$2,333	$(1,056)	$307,140
U.S. agency	27,280	—	264	(256)	27,288
Non-U.S. government & agency	16,882	—	102	(698)	16,286
Agency MBS	629,029	—	2,587	(30,814)	600,802
ABS/CMBS/MBS*	726,648	(377)	1,684	(17,654)	710,301
Corporate	1,535,290	(161)	7,861	(38,585)	1,504,405
Municipal	428,929	—	687	(67,146)	362,470
Total Fixed Income	$3,669,921	$(538)	$15,518	$(156,209)	$3,528,692

	December 31, 2025
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$331,233	$—	$4,909	$(919)	$335,223
U.S. agency	37,379	—	677	(129)	37,927
Non-U.S. government & agency	13,831	—	274	(558)	13,547
Agency MBS	634,349	—	4,718	(28,392)	610,675
ABS/CMBS/MBS*	685,126	(470)	3,640	(15,312)	672,984
Corporate	1,502,843	(358)	16,951	(27,930)	1,491,506
Municipal	437,601	—	1,068	(67,195)	371,474
Total Fixed Income	$3,642,362	$(828)	$32,237	$(140,435)	$3,533,336
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of March 31, 2026, the discounted cash flow analysis resulted in an allowance for credit losses on 8 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$828	$197
Increase to allowance from securities for which credit losses were not previously recorded	24	21
Reduction from securities sold during the period	(65)	—
Reductions from intent to sell securities	(180)	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	(69)	(61)
Balance as of March 31,	$538	$157

We recognized $1 million of losses on securities for which we no longer had the intent to hold until recovery during the first three months of 2026. No such losses were recognized during the first three months of 2025.

As of March 31, 2026, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,328 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $156 million in associated unrealized losses represents 4 percent of the fixed income portfolio’s cost basis and 3 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first three months of 2026, as interest rates increased during the period. Of the total 1,328 securities, 777 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025 after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	March 31, 2026			December 31, 2025
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$13,965	$61,176	$75,141	$8,610	$80,088	$88,698
Amortized cost	14,113	62,084	76,197	8,620	80,997	89,617
Unrealized loss	$(148)	$(908)	$(1,056)	$(10)	$(909)	$(919)
U.S. agency
Fair value	$7,741	$8,934	$16,675	$—	$19,797	$19,797
Amortized cost	7,923	9,008	16,931	—	19,926	19,926
Unrealized loss	$(182)	$(74)	$(256)	$—	$(129)	$(129)
Non-U.S. government
Fair value	$7,210	$4,204	$11,414	$—	$4,244	$4,244
Amortized cost	7,310	4,802	12,112	—	4,802	4,802
Unrealized Loss	$(100)	$(598)	$(698)	$—	$(558)	$(558)
Agency MBS
Fair value	$238,880	$197,811	$436,691	$34,783	$239,581	$274,364
Amortized cost	241,035	226,470	467,505	34,917	267,839	302,756
Unrealized loss	$(2,155)	$(28,659)	$(30,814)	$(134)	$(28,258)	$(28,392)
ABS/CMBS/MBS*
Fair value	$354,186	$136,541	$490,727	$110,600	$142,903	$253,503
Amortized cost	356,597	151,784	508,381	110,826	157,989	268,815
Unrealized loss	$(2,411)	$(15,243)	$(17,654)	$(226)	$(15,086)	$(15,312)
Corporate
Fair value	$517,300	$477,322	$994,622	$146,177	$545,897	$692,074
Amortized cost	525,093	508,114	1,033,207	148,444	571,560	720,004
Unrealized loss	$(7,793)	$(30,792)	$(38,585)	$(2,267)	$(25,663)	$(27,930)
Municipal
Fair value	$26,282	$301,492	$327,774	$3,759	$324,235	$327,994
Amortized cost	26,625	368,295	394,920	3,789	391,400	395,189
Unrealized loss	$(343)	$(66,803)	$(67,146)	$(30)	$(67,165)	$(67,195)
Total fixed income
Fair value	$1,165,564	$1,187,480	$2,353,044	$303,929	$1,356,745	$1,660,674
Amortized cost	1,178,696	1,330,557	2,509,253	306,596	1,494,513	1,801,109
Unrealized loss	$(13,132)	$(143,077)	$(156,209)	$(2,667)	$(137,768)	$(140,435)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at March 31, 2026 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$1,987,281	$1,850,834	$(136,447)	87.3%
2	BBB	Baa	423,761	407,998	(15,763)	10.1%
3	BB	Ba	50,929	49,650	(1,279)	0.8%
4	B	B	43,657	41,522	(2,135)	1.4%
5	CCC	Caa	3,625	3,040	(585)	0.4%
6	CC or lower	Ca or lower	—	—	—	0.0%
		Total	$2,509,253	$2,353,044	$(156,209)	100.0%

Other Invested Assets

We had $61 million of other invested assets at March 31, 2026, compared to $59 million at December 31, 2025. Other invested assets include investments in low-income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC and

HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests were $13 million at March 31, 2026, compared to $14 million at December 31, 2025. Our LIHTC interests recognized amortization of less than $1 million as a component of income tax expense and a total tax benefit of $1 million during the first quarter of 2026 and 2025. Our unfunded commitment for our LIHTC investments was $8 million at March 31, 2026 and will be paid out in installments through 2040.

Our HTC investment had a balance of $10 million at March 31, 2026, compared to $11 million at December 31, 2025. Our HTC investment recognized less than $1 million of amortization as a component of income tax expense and a total tax benefit of $1 million during the first quarter of 2026, the same as in 2025. Our unfunded commitment for our HTC investments was $4 million at March 31, 2026 and will be paid out in installments through 2027.

At March 31, 2026, $52 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. At March 31, 2026, $50 million of borrowings were outstanding with the FHLBC.

Our investments in private funds totaled $19 million at March 31, 2026, up from $18 million at December 31, 2025, and had $2 million of associated unfunded commitments at March 31, 2026. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

Our investment in Prime Holdings Insurance Services, Inc. was $56 million at March 31, 2026, compared to $54 million at December 31, 2025.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments primarily consist of money market funds and fixed income securities with a contractual maturity of one year or less at the time of acquisition. Short-term investments are carried at cost, which approximates fair value. We had a cash and short-term investment balance of $49 million and $386 million, respectively, at March 31, 2026, compared to $52 million and $121 million, respectively, at December 31, 2025.

3. DEBT

Outstanding debt totaled $347 million as of March 31, 2026, consisting of $297 million of long-term debt, net of unamortized discount and debt issuance costs, and $50 million of short-term debt.

On March 3, 2026, we completed a public debt offering, issuing $300 million of senior notes maturing June 1, 2036, with interest payable semi-annually at a rate of 5.375 percent. The notes were issued at a discount, resulting in proceeds of $297 million after deducting the discount and issuance costs. The discount is being amortized to interest expense over the life of the debt using the effective interest method. The average rate on long-term debt was 5.38 percent for the three months ended March 31, 2026. The estimated fair value of the senior notes was $288 million as of March 31, 2026. The fair value of our long-term debt is based on limited observable prices and is therefore classified as a Level 2 liability within the fair value hierarchy.

We repaid $50 million that was outstanding under our revolving credit facility with PNC Bank, N.A. (PNC) on February 20, 2026, which had been drawn in 2023. The borrowing carried an adjustable interest rate of 5.27 percent as of February 20, 2026. The credit facility with PNC, which was entered into during the first quarter of 2023, provided borrowing capacity of $100 million and had a three-year term that was scheduled to expire on May 29, 2026. On February 26, 2026, we entered into an amended and restated credit agreement with PNC to extend the maturity date to February 26, 2031. The amended agreement provides borrowing capacity of $150 million and may be increased to $200 million under certain conditions.

On November 12, 2025, we borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC), which replaced the $50 million borrowed in 2024. The borrowing matures on November 12, 2026, but may be repaid early at set quarterly dates. Interest is paid monthly at an annualized rate of 4.21 percent.

Due to the lack of marketability and short tenor of our short-term borrowings, its fair value approximates carrying value. The average rate on short-term debt was 4.61 percent during the first quarter of 2026, compared to 5.18 percent during the first quarter of 2025. The weighted average interest rate on short-term debt outstanding was 4.21 percent as of March 31, 2026.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table is a reconciliation of our unpaid losses and settlement expenses (LAE) for the first three months of 2026 and 2025:

	For the Three Months
	Ended March 31,
(in thousands)	2026	2025
Unpaid losses and LAE at beginning of year
Gross	$2,886,819	$2,693,470
Ceded	(746,798)	(755,425)
Net	$2,140,021	$1,938,045

Increase (decrease) in incurred losses and LAE
Current accident year	$228,708	$208,243
Prior accident years	(35,464)	(31,005)
Total incurred	$193,244	$177,238

Loss and LAE payments for claims incurred
Current accident year	$(10,045)	$(9,827)
Prior accident years	(135,794)	(115,040)
Total paid	$(145,839)	$(124,867)

Net unpaid losses and LAE at March 31,	$2,187,426	$1,990,416

Unpaid losses and LAE at March 31,
Gross	$2,927,929	$2,743,245
Ceded	(740,503)	(752,829)
Net	$2,187,426	$1,990,416

For the first three months of 2026, incurred losses and LAE included $35 million of favorable development on prior years’ loss reserves, primarily related to accident years 2018, 2019, 2022, 2024 and 2025. Favorable development was driven by commercial property, marine, executive products, professional services and commercial transportation. While personal umbrella experienced adverse development, no products had significant adverse development.

For the first three months of 2025, incurred losses and LAE included $31 million of favorable development on prior years’ loss reserves, primarily related to accident years 2019 through 2022 and 2024. Favorable development was driven by marine, surety, commercial property, commercial excess liability, general liability and our mortgage reinsurance program. Personal umbrella and commercial transportation had adverse development related to auto exposures, but no products experienced significant adverse development.

5. INCOME TAXES

Our effective tax rate for the three months ended March 31, 2026 was 18.5 percent, compared to 19.6 percent for the same period in 2025. Effective rates are dependent upon components of pretax earnings and the related tax effects. The decrease in the effective tax rate for the three-month period in 2026 was primarily due to higher levels of tax credit utilization.

Income tax expense attributable to income from operations for the three-month periods ended March 31, 2026 and 2025 differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income by the items detailed in the table below. In interim periods, income taxes are adjusted to reflect the effective tax rate we anticipate for the year, with adjustments flowing through the other items, net line.

	For the Three Months Ended March 31,
	2026		2025
(in thousands)	Amount	%	Amount	%
U.S. federal statutory tax rate	$14,142	21.0%	$16,513	21.0%
State and local income taxes, net of federal income tax effect	538	0.8%	555	0.7%
Tax credit	(2,766)	(4.1)%	(645)	(0.8)%
Nontaxable or Nondeductible Items:
Excess tax benefit on share-based compensation	(1,851)	(2.7)%	(2,750)	(3.5)%
Other nontaxable or nondeductible items	2,393	3.5%	1,744	2.2%
Total tax expense	$12,456	18.5%	$15,417	19.6%

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21 percent. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which we believe will generate sufficient taxable income to realize the deferred tax asset.

6. STOCK BASED COMPENSATION

Our 2015 RLI Corp. Long-Term Incentive Plan (2015 LTIP) was in place from 2015 to 2023. The 2015 LTIP provided for equity-based compensation, including stock options and restricted stock units, up to a maximum of 8,000,000 shares of common stock (subject to adjustment for changes in our capitalization and other events). Between 2015 and 2023, we granted 6,582,776 awards under the 2015 LTIP. The 2015 LTIP was replaced in 2023.

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023, LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 8,009,782 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 1,225,263 awards under the 2023 LTIP, including 44,625 thus far in 2026.

Compensation expense is based on the probable number of awards expected to vest. The total compensation expense related to equity awards was $2 million in the three-month periods ended March 31, 2026 and 2025. The total income tax benefit was less than $1 million for the three-month periods ended March 31, 2026 and 2025. Total unrecognized compensation expense relating to outstanding and unvested awards was $5 million, which will be recognized over the weighted average vesting period of 2.47 years.

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

The following tables summarize option activity for the three-month period ended March 31, 2026:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2026	2,986,614	$55.69
Options granted	44,375	58.74
Options exercised	(60,486)	39.38
Options canceled/forfeited	(2,000)	65.89
Outstanding options at March 31, 2026	2,968,503	$56.06	3.86	$17,285
Exercisable options at March 31, 2026	1,894,941	$50.46	2.77	$16,509

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $1 million and $2 million during the first three months of 2026 and 2025, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of March 31:

	2026		2025
Weighted-average fair value of grants	$11.35		$16.09
Risk-free interest rates	3.70%		4.18%
Dividend yield	2.81%		2.31%
Expected volatility	23.21%		23.13%
Expected option life	5.16	years	5.15	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or greater. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was less than $1 million during the first three months of 2026, while no RSUs vested in the first three months of 2025.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2026	93,559	$71.65
Granted	250	62.78
Reinvested	234	61.48
Vested	(3,715)	68.03
Nonvested at March 31, 2026	90,328	$71.75

7. OPERATING SEGMENT INFORMATION

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

Net investment income consists of the interest and dividend income streams from our investments in fixed income and equity securities. Interest expense represents the cost of debt and lines of credit. General corporate expenses include director and shareholder relation costs and other compensation-related expenses incurred for the benefit of the corporation, but not attributable to the operations of our insurance segments. Investee earnings represents our 23 percent share in earnings of Prime Holdings Insurance Services, Inc., a privately held insurance company which specializes in hard-to-place risks. Assets, and the revenues and expenses associated with investing and financing activities, are not managed at the segment level and therefore are not allocated to segments.

All segment revenues are from external customers and all long-lived assets are held domestically. We have no material foreign operations or customer concentrations and have no intersegment revenues.

The following table summarizes revenues by major product type within each operating segment:

	For the Three Months
Net Premiums Earned	Ended March 31,
(in thousands)	2026	2025
Casualty
Commercial excess and personal umbrella	$124,216	$103,209
Commercial transportation	30,694	30,259
Professional services	27,949	26,587
General liability	26,208	26,718
Small commercial	19,322	19,915
Executive products	5,873	5,943
Other casualty	14,304	16,417
Total	$248,566	$229,048
Property
Commercial property	$72,960	$82,812
Marine	39,219	37,709
Other property	14,199	12,023
Total	$126,378	$132,544
Surety
Transactional	$13,295	$12,660
Commercial	12,635	12,776
Contract	10,512	11,317
Total	$36,442	$36,753
Grand Total	$411,386	$398,345

The following tables present our operating results by segment, as evaluated by the CODM.

For the Three Months Ended March 31, 2026

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$248,566	$126,378	$36,442	$411,386
Net investment income	-	-	-	42,321
Net realized gains	-	-	-	9,559
Net unrealized gains (losses) on equity securities	-	-	-	(39,396)
Consolidated revenue	$248,566	$126,378	$36,442	$423,870

Less: Expenses
Losses and settlement expenses	$152,832	$33,854	$6,558
Amortization of deferred acquisition costs	47,482	25,342	12,735
Other policy acquisition costs	24,232	10,813	11,471
Insurance operating expenses	16,727	8,184	3,369
Segment earnings before income taxes	$7,293	$48,185	$2,309	$57,787

Depreciation and amortization expense	$1,597	$538	$365

For the Three Months Ended March 31, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$229,048	$132,544	$36,753	$398,345
Net investment income	-	-	-	36,726
Net realized gains	-	-	-	14,912
Net unrealized gains (losses) on equity securities	-	-	-	(42,318)
Consolidated revenue	$229,048	$132,544	$36,753	$407,665

Less: Expenses
Losses and settlement expenses	$145,835	$32,725	$(1,322)
Amortization of deferred acquisition costs	42,903	26,976	12,602
Other policy acquisition costs	22,669	7,957	10,580
Insurance operating expenses	15,570	7,971	3,333
Segment earnings before income taxes	$2,071	$56,915	$11,560	$70,546

Depreciation and amortization expense	$1,505	$498	$310

The following table reconciles segment earnings before income taxes to earnings before income taxes.

	For the Three Months
	Ended March 31,
(in thousands)	2026	2025
Reconciliation of earnings before income taxes
Segment earnings before income taxes	$57,787	$70,546
Net investment income	42,321	36,726
Net realized gains	9,559	14,912
Net unrealized gains (losses) on equity securities	(39,396)	(42,318)
Interest expense on debt	(2,353)	(1,335)
General corporate expenses	(2,724)	(2,948)
Equity in earnings of unconsolidated investees	2,147	3,048
Earnings before income taxes	$67,341	$78,631

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease-related information, as of and during the three-month periods ended March 31, 2026 and 2025, were as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$1,163	$1,150
Variable lease cost	341	289
Sublease income	(42)	(42)
Total lease cost	$1,462	$1,397

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,251	$1,229

ROU assets obtained in exchange for new operating lease liabilities	$3,486	$13

(in thousands)	March 31, 2026		December 31, 2025
Operating lease ROU assets	$15,586		$13,117
Operating lease liabilities	$17,134		$14,752
Weighted-average remaining lease term - operating leases	5.84	years	5.93	years
Weighted-average discount rate - operating leases	3.44%		3.78%

Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows:

(in thousands)	March 31, 2026
2026	$3,448
2027	4,087
2028	2,619
2029	2,450
2030	1,870
2031	1,815
Thereafter	3,132
Total future minimum lease payments	$19,421
Less imputed interest	(2,287)
Total operating lease liability	$17,134

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance, reinsurance and surety industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2025 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. Forward looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this report. While the Company may elect to update these forward looking statements at some point in the future, the Company specifically disclaims any obligation to do so. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

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

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes, hurricanes, pandemics and terrorism), interest rates, state regulations, court decisions, changes in the law and evolving technologies. One of the unique and challenging features of the property and casualty insurance business is that coverages must be priced before costs have fully developed, because premiums are charged before claims are incurred. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will equal recorded amounts. If actual liabilities differ from recorded amounts, there will either be an adverse or favorable effect on net earnings.

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

The surety segment specializes in writing small to medium-sized contract surety coverages, including payment and performance bonds. We offer a variety of commercial surety bonds for medium to large-sized businesses across a broad spectrum of industries, including the home builders, financial, healthcare, energy and renewable energy industries. We also offer a variety of transactional bonds, including but not limited to license and permit, notary and court bonds. Often, our surety coverages involve a statutory requirement for bonds. While these bonds typically maintain a relatively low loss ratio, losses may fluctuate due to adverse economic conditions affecting the financial viability of our insureds. The contract surety product guarantees commercial contractors’ contractual obligations for a specific construction project. Generally, losses occur due to the deterioration of a contractor’s financial condition.

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations, and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these components are presented in the statements of earnings but are not subtotaled. However, this information is available in total and by segment in note 7 to the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q, and in note 11 to the consolidated financial statements in our 2025 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months
	Ended March 31,
(in thousands)	2026	2025
Net earnings	$54,885	$63,214
Income tax expense	12,456	15,417
Earnings before income taxes	$67,341	$78,631
Equity in earnings of unconsolidated investees	(2,147)	(3,048)
General corporate expenses	2,724	2,948
Interest expense on debt	2,353	1,335
Net unrealized (gains) losses on equity securities	39,396	42,318
Net realized gains	(9,559)	(14,912)
Net investment income	(42,321)	(36,726)
Net underwriting income	$57,787	$70,546

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

The most critical accounting policies involve significant estimates and include those used in determining the liability for unpaid losses and settlement expenses, investment valuation, recoverability of reinsurance balances, deferred policy acquisition costs and deferred taxes. For a detailed discussion of each of these policies, refer to our 2025 Annual Report on Form 10-K.

There have been no significant changes to critical accounting policies during the year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net premiums earned increased 3 percent, driven primarily by products in our casualty segment. Investment income was up 15 percent, reflecting an increased average asset base and higher reinvestment rates. Market declines resulted in $39 million of unrealized losses on equity securities in the first three months of 2026, compared to $42 million of unrealized losses for the same period in 2025. Realized gains in 2026 included $10 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, and less than $1 million of realized losses on fixed income securities. This compares to $15 million of realized gains on equity securities and less than $1 million of realized losses on fixed income securities during the first three months of 2025.

	For the Three Months
	Ended March 31,
Consolidated Revenues (in thousands)	2026	2025
Net premiums earned	$411,386	$398,345
Net investment income	42,321	36,726
Net realized gains	9,559	14,912
Net unrealized gains (losses) on equity securities	(39,396)	(42,318)
Total consolidated revenue	$423,870	$407,665

Underwriting income was $58 million on an 86.0 combined ratio for the first three months of 2026, compared to $71 million on an 82.3 combined ratio in the same period of 2025. Underwriting results for 2026 were impacted by $16 million of pretax catastrophe losses, compared to $12 million in 2025. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $35 million in the first three months of 2026, compared to $31 million in 2025.

The loss ratio was 47.0 for the first three months of 2026, compared to 44.5 in 2025. The benefit of higher levels of favorable development on prior years’ loss reserves was offset by higher catastrophe losses and a shift in the mix of business towards casualty lines, which tend to have higher non-catastrophe loss ratios than our property and surety products. The expense ratio increased to 39.0 from 37.8. Increased expenses were primarily related to continued investments in people and technology.

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

Equity in earnings of unconsolidated investees relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $2 million of investee earnings from Prime in the first three months of 2026, compared to $3 million in 2025.

Net earnings for the first three months of 2026 totaled $55 million, compared to $63 million for the same period in 2025. The decrease was due to lower levels of underwriting income, partially offset by higher investment income.

Comprehensive earnings totaled $30 million for the first three months of 2026, compared to $93 million for the first three months of 2025. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive loss of $25 million in the first three months of 2026 was primarily attributable to rising interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $30 million of other comprehensive earnings was recognized in 2025.

Premiums

Gross premiums written increased $13 million for the first three months of 2026, driven by growth within our casualty segment and reflecting favorable rate movement. Net premiums earned increased $13 million, also driven by our casualty segment and consistent with the growth in gross premiums written.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended March 31,			Ended March 31,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Casualty
Commercial excess and personal umbrella	$158,545	$135,330	17%	$124,216	$103,209	20%
Commercial transportation	39,114	30,916	27%	30,694	30,259	1%
Professional services	29,106	28,412	2%	27,949	26,587	5%
General liability	28,252	30,474	(7)%	26,208	26,718	(2)%
Small commercial	22,287	21,145	5%	19,322	19,915	(3)%
Executive products	16,562	16,827	(2)%	5,873	5,943	(1)%
Other casualty	13,148	15,350	(14)%	14,304	16,417	(13)%
Total	$307,014	$278,454	10%	$248,566	$229,048	9%
Property
Commercial property	$92,775	$110,872	(16)%	$72,960	$82,812	(12)%
Marine	46,710	44,726	4%	39,219	37,709	4%
Other property	15,278	14,454	6%	14,199	12,023	18%
Total	$154,763	$170,052	(9)%	$126,378	$132,544	(5)%
Surety
Transactional	$15,058	$14,708	2%	$13,295	$12,660	5%
Commercial	14,873	15,994	(7)%	12,635	12,776	(1)%
Contract	12,178	11,898	2%	10,512	11,317	(7)%
Total	$42,109	$42,600	(1)%	$36,442	$36,753	(1)%
Grand Total	$503,886	$491,106	3%	$411,386	$398,345	3%

Casualty

Gross premiums written for the casualty segment increased $29 million in the first three months of 2026. We continued to benefit from positive rate movement across a large portion of our casualty segment. Personal umbrella continued expansion of its distribution base, while our commercial transportation business benefited from some other carriers reducing their appetite. The decline in general liability premium was the result of slower construction activity within our targeted market for the year, which created a challenging environment to write business on new projects. Other casualty premium declined due to increased competition in our binding authority group and our decision to no longer participate in the reinsurance agreement with Prime.

Property

Gross premiums written for the property segment decreased $15 million in the first three months of 2026. Commercial property declined $18 million as more intense competition drove down rates. However, new product adjacencies led to $2 million of premium growth for our marine product. Additionally, growth in other property premiums was driven by rate increases and ongoing efforts to enhance client experience to attract and retain business for our Hawaii homeowners coverages.

Surety

Gross premiums written for the surety segment decreased by less than $1 million in the first three months of 2026. Transactional and contract surety grew as a result of continued marketing efforts. However, slowdowns in various sectors led to declines in commercial surety.

Underwriting Income

	For the Three Months
	Ended March 31,
	2026	2025
Underwriting Income (in thousands)
Casualty	$7,293	$2,071
Property	48,185	56,915
Surety	2,309	11,560
Total	$57,787	$70,546

Combined Ratio
Casualty	97.1	99.1
Property	61.9	57.1
Surety	93.7	68.5
Total	86.0	82.3

Casualty

The casualty segment recorded underwriting income of $7 million in the first three months of 2026, compared to $2 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $14 million in 2026, primarily related to accident years 2018, 2019, 2021, 2022 and 2025. Larger drivers of the favorable development were executive products, professional services and commercial transportation, while personal umbrella experienced some adverse development. In comparison, $5 million of prior accident years’ reserves were released in the first three months of 2025. Commercial excess, general liability and subsegments within professional liability drove the favorable development, while commercial transportation and personal umbrella had adverse development related to auto exposures in 2025. Storm losses on casualty-oriented package policies that include property coverage resulted in $2 million of losses in 2026 and less than $1 million in 2025.

The combined ratio for the casualty segment was 97.1 in 2026, compared to 99.1 in 2025. The segment’s loss ratio was 61.5 in 2026, down from 63.7 in 2025, primarily due to higher levels of favorable prior accident years’ reserve development. The expense ratio for the casualty segment was 35.6, up from 35.4 for the same period last year.

Property

The property segment recorded underwriting income of $48 million for the first three months of 2026, compared to $57 million for the same period last year. Underwriting results for 2026 included $21 million of favorable development on prior years’ loss and catastrophe reserves, offset by $14 million of storm losses. Comparatively, results for 2025 included $18 million of favorable development on prior years’ loss and catastrophe reserves and $12 million of storm and other catastrophe losses.

Underwriting results for the first three months of 2026 resulted in a combined ratio of 61.9, compared to 57.1 for the same period last year. The segment’s loss ratio was 26.8 in 2026, up from 24.7 in 2025, as larger catastrophe losses and slightly higher attritional, non-catastrophe losses on a lower earned premium base were partially offset by increased favorable development on prior accident years. The segment’s expense ratio increased to 35.1 in 2026 from 32.4 in the prior year, as a result of continued investments in people and technology on a lower earned premium base.

Surety

The surety segment recorded underwriting income of $2 million for the first three months of 2026, compared to $12 million for the same period last year. Results for 2026 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by less than $1 million, compared to $8 million in 2025.

The combined ratio for the surety segment totaled 93.7 for the first three months of 2026, compared to 68.5 for the same period last year. The segment’s loss ratio was 18.0 in 2026, up from (3.6) in 2025, due to lower levels of favorable prior accident years’ reserve development. The expense ratio was 75.7, up from 72.1 in the prior year, due to continued investments in people and technology, as well as higher acquisition expenses, which can fluctuate between periods.

Investment Income

Our investment portfolio generated net investment income of $42 million during the first three months of 2026, an increase of 15 percent from the same period in 2025. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first three months of 2026 and 2025 were as follows:

	2026	2025
Pretax Yield
Taxable	4.30%	4.00%
Tax-Exempt	2.98%	2.90%
After-Tax Yield
Taxable	3.40%	3.16%
Tax-Exempt	2.82%	2.75%

The following table depicts the composition of our investment portfolio at March 31, 2026 as compared to December 31, 2025:

(in thousands)	March 31, 2026		December 31, 2025
Fixed income	$3,528,692	72.2%	$3,533,336	75.7%
Equity securities	864,912	17.7%	898,876	19.3%
Short-term investments	386,219	7.9%	120,562	2.6%
Other invested assets	60,509	1.2%	59,281	1.3%
Cash	49,121	1.0%	51,565	1.1%
Total investments and cash	$4,889,453	100.0%	$4,663,620	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support our insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio decreased by $5 million in the first three months of 2026, as interest rates increased causing the fair value of bonds to decline. Average fixed income duration was 4.7 years at March 31, 2026, reflecting our liability structure and sound capital position. The equity portfolio decreased by $34 million during the first three months of 2026, due to negative performance in the equity markets. Proceeds from debt issuance were invested into short-term securities, increasing the short-term investment portfolio by $266 million.

Income Taxes

Our effective tax rate for the first three months of 2026 was 18.5 percent, compared to 19.6 percent for the same period in 2025. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The decrease in the effective tax rate for the three-month period in 2026 was primarily due to higher levels of tax credit utilization.

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

The following table summarizes cash flows provided by (used in) our activities for the three-month periods ended March 31, 2026 and 2025:

(in thousands)	2026	2025
Operating cash flows	$42,829	$103,514
Investing cash flows	(279,619)	(103,414)
Financing cash flows	234,346	(12,832)
Total	$(2,444)	$(12,732)

Premiums received from customers are our largest source of cash, while claim payments on insured losses represent our largest use of cash. Cash flows from operating activities may vary between periods due to the timing of these receipts and payments. Operating cash flows decreased in the first three months of 2026 compared to the same period in 2025, primarily due to higher loss and settlement expense payments, the purchase of tax credits applied against federal income taxes incurred in 2025, and higher bonus and profit-sharing contributions paid in the current period. The increase in incentive compensation reflects improved financial performance in 2025. These decreases were partially offset by higher gross premium and investment income receipts, as well as lower reinsurance costs.

Outstanding debt totaled $347 million as of March 31, 2026, consisting of $297 million of long-term debt, net of unamortized discount and debt issuance costs, and $50 million of short-term debt. On March 3, 2026, we completed a public debt offering, issuing $300 million of senior notes maturing June 1, 2036, with interest payable semi-annually at a rate of 5.375 percent. The notes were issued at a discount, resulting in net proceeds of $297 million after deducting the discount and issuance costs.

We repaid $50 million that was outstanding under our revolving credit facility with PNC Bank, N.A. (PNC) on February 20, 2026, which had been drawn in 2023. The credit facility with PNC, which was entered into during the first quarter of 2023, provided borrowing capacity of $100 million and was scheduled to expire on May 29, 2026. On February 26, 2026, we entered into an amended and restated credit agreement with PNC to extend the maturity date to February 26, 2031. The amended agreement provides borrowing capacity of $150 million and may be increased to $200 million under certain conditions.

RLI Insurance Company also borrowed $50 million from the Federal Home Loan Bank of Chicago (FHLBC) on November 12, 2025, which replaced the $50 million borrowed in 2024. The borrowing matures on November 12, 2026, but may be repaid early at set quarterly dates. Interest is paid monthly at an annualized rate of 4.21 percent.

Two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of March 31, 2026, $52 million of investments were pledged as collateral with the FHLBC to ensure timely access to the secured lending facility.

As of March 31, 2026, we had cash and other investments maturing within one year of approximately $635 million and an additional $786 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at March 31, 2026 have increased $226 million from December 31, 2025. As of March 31, 2026, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$305,863	$307,140	$1,277	6.3%	AA+
U.S. agency	27,280	27,288	8	0.6%	AA+
Non-U.S. government & agency	16,882	16,286	(596)	0.3%	A
Agency MBS	629,029	600,802	(28,227)	12.3%	AA+
ABS/CMBS/MBS**	726,648	710,301	(16,347)	14.5%	AA+
Corporate	1,535,290	1,504,405	(30,885)	30.8%	A-
Municipal	428,929	362,470	(66,459)	7.4%	AA+
Total fixed income	$3,669,921	$3,528,692	$(141,229)	72.2%	AA-
Equity	539,859	864,912	325,053	17.7%
Short-term investments	386,219	386,219	—	7.9%
Other invested assets	60,887	60,509	(378)	1.2%
Cash	49,121	49,121	—	1.0%
Total portfolio	$4,706,007	$4,889,453	$183,446	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of March 31, 2026, our fixed income portfolio had the following rating distribution:

					Below
					Investment
	AAA	AA	A	BBB	Grade	No Rating	Fair Value
U.S. government	-	307,140	-	-	-	-	307,140
U.S. agency	-	27,288	-	-	-	-	27,288
Non-U.S. government & agency	-	1,394	7,274	5,523	-	2,095	16,286
Agency MBS	-	600,802	-	-	-	-	600,802
ABS/CMBS/MBS*	482,828	53,707	119,882	9,626	3,262	40,996	710,301
Corporate	15,044	169,506	606,637	424,148	162,034	127,036	1,504,405
Municipal	96,499	233,689	31,016	-	-	1,266	362,470
Total	594,371	1,393,526	764,809	439,297	165,296	171,393	3,528,692
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

As of March 31, 2026, our fixed income portfolio remained well diversified, with 1,931 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of March 31, 2026, we had $388 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of March 31, 2026, we had $322 million in commercial and non-agency MBS and $601 million in MBS backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 14.5 percent of our investment portfolio at quarter end.

We had $1.5 billion in corporate fixed income securities as of March 31, 2026, which includes $140 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 73 percent taxable securities and 27 percent tax-exempt securities. Approximately 91 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of March 31, 2026, our equity portfolio had a dividend yield of 1.4 percent, compared to 1.1 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 77 individual securities and five ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low-income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $56 million of investments in unconsolidated investees at March 31, 2026, compared to $54 million at December 31, 2025.

Our investment portfolio does not have any exposure to derivatives.

As of March 31, 2026, our capital structure consisted of $347 million in debt and $1.8 billion of shareholders’ equity. Debt outstanding comprised 16 percent of total capital as of March 31, 2026. Interest and fees on debt obligations totaled $2 million for the first three months of 2026 and $1 million during the same period in 2025. We incurred interest expense on debt at an average annual interest rate of 5.03 percent during the first three months of 2026, compared to 5.18 percent during the same period last year.

We paid a regular quarterly cash dividend of $0.16 per share on March 16, 2026, the same amount as the prior quarter. We have increased dividends in each of the last 50 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of March 31, 2026, our holding company had $1.8 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $384 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

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

In the first three months of 2026, RLI Ins. paid $80 million in ordinary dividends to RLI Corp. In 2025, RLI Ins. paid ordinary dividends totaling $139 million. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In 2025, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $151 million. As of March 31, 2026, $19 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends. A total of $229 million in ordinary dividend capacity will be available over the remainder of 2026. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our exposure to market risk from that reported in our 2025 Annual Report on Form 10-K.

Historically, our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed income securities. We have consistently invested in high credit quality, investment grade securities. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Annual Report on Form 10-K for more information.

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

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

RLI Corp.

/s/ Aaron P. Diefenthaler
Aaron P. Diefenthaler
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: April 24, 2026