Form 10-Q
period 2026-06-30
RLI CORP
filed 2026-07-24
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 2026, the number of shares outstanding of the registrant’s Common Stock was 91,772,970.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net premiums earned	$417,096	$401,904	$828,482	$800,249
Net investment income	46,042	39,418	88,363	76,144
Net realized gains	9,407	15,004	18,966	29,916
Net unrealized gains on equity securities	103,024	43,500	63,628	1,182
Consolidated revenue	$575,569	$499,826	$999,439	$907,491
Losses and settlement expenses	189,895	184,578	383,139	361,816
Policy acquisition costs	134,675	125,502	266,750	249,189
Insurance operating expenses	32,617	29,594	60,897	56,468
Interest expense on debt	4,441	1,350	6,794	2,685
General corporate expenses	6,223	4,754	8,947	7,702
Total expenses	$367,851	$345,778	$726,527	$677,860
Equity in earnings of unconsolidated investees	2,970	2,467	5,117	5,515
Earnings before income taxes	$210,688	$156,515	$278,029	$235,146
Income tax expense	42,660	32,179	55,116	47,596
Net earnings	$168,028	$124,336	$222,913	$187,550

Other comprehensive earnings (loss), net of tax	(2,314)	18,701	(27,680)	48,731
Comprehensive earnings	$165,714	$143,037	$195,233	$236,281

Basic net earnings per share	$1.83	$1.35	$2.42	$2.04
Diluted net earnings per share	$1.82	$1.34	$2.42	$2.03

Weighted average number of common shares outstanding:
Basic	91,922	91,827	91,924	91,799
Diluted	92,160	92,518	92,257	92,512

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2026	2025
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$3,617,942	$3,533,336
(amortized cost of $3,760,876 and allowance for credit losses of $463 at 6/30/26)
(amortized cost of $3,642,362 and allowance for credit losses of $828 at 12/31/25)
Equity securities, at fair value (cost - $530,730 at 6/30/26 and $534,311 at 12/31/25)	959,377	898,876
Short-term investments, at cost which approximates fair value	206,119	120,562
Other invested assets	58,661	59,281
Cash	32,101	51,565
Total investments and cash	$4,874,200	$4,663,620
Accrued investment income	32,117	30,026
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $21,044 at 6/30/26 and $23,673 at 12/31/25	267,018	212,226
Ceded unearned premium	122,327	124,669
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,953 at 6/30/26 and $11,107 at 12/31/25	718,487	746,798
Deferred policy acquisition costs	188,857	172,648
Property and equipment, at cost, net of accumulated depreciation of $88,555 at 6/30/26 and $84,459 at 12/31/25	40,712	40,733
Investment in unconsolidated investees	57,872	53,521
Goodwill and intangibles	53,562	53,562
Other assets	57,853	63,683
TOTAL ASSETS	$6,413,005	$6,161,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,937,211	$2,886,819
Unearned premiums	1,063,167	991,636
Reinsurance balances payable	25,013	40,580
Funds held	131,881	127,242
Income taxes-current	1,648	29,724
Income taxes-deferred	25,795	21,769
Short-term debt	—	100,000
Long-term debt	296,968	—
Accrued expenses	92,466	128,597
Other liabilities	86,741	56,923
TOTAL LIABILITIES	$4,660,890	$4,383,290

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 400,000,000)
(137,868,035 shares issued, 91,772,634 shares outstanding at 6/30/26)
(137,739,079 shares issued, 91,878,651 shares outstanding at 12/31/25)	$1,378	$1,377
Paid-in capital	382,909	376,679
Accumulated other comprehensive earnings (loss)	(115,754)	(88,074)
Retained earnings	1,888,627	1,881,213
Deferred compensation	13,152	14,082
Less: Treasury shares, at cost (46,095,401 shares at 6/30/26 and 45,860,428 shares at 12/31/25)	(418,197)	(407,081)
TOTAL SHAREHOLDERS’ EQUITY	$1,752,115	$1,778,196
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,413,005	$6,161,486

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2025	91,738,132	$1,521,967	$1,376	$367,645	$(173,723)	$1,719,668	$13,498	$(406,497)
Net earnings	—	63,214	—	—	—	63,214	—	—
Other comprehensive earnings (loss), net of tax	—	30,030	—	—	30,030	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,686)	1,686
Share-based compensation	34,602	2,777	—	2,777	—	—	—	—
Dividends and dividend equivalents ($0.15 per share)	—	(13,776)	—	—	—	(13,776)	—	—
Balance, March 31, 2025	91,772,734	$1,604,212	$1,376	$370,422	$(143,693)	$1,769,106	$11,812	$(404,811)
Net earnings	—	124,336	—	—	—	124,336	—	—
Other comprehensive earnings (loss), net of tax	—	18,701	—	—	18,701	—	—	—
Deferred compensation	—	—	—	—	—	—	799	(799)
Share-based compensation	56,736	2,118	1	2,117	—	—	—	—
Dividends and dividend equivalents ($0.16 per share)	—	(14,706)	—	—	—	(14,706)	—	—
Balance, June 30, 2025	91,829,470	$1,734,661	$1,377	$372,539	$(124,992)	$1,878,736	$12,611	$(405,610)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2026	91,878,651	$1,778,196	$1,377	$376,679	$(88,074)	$1,881,213	$14,082	$(407,081)
Net earnings	—	54,885	—	—	—	54,885	—	—
Other comprehensive earnings (loss), net of tax	—	(25,366)	—	—	(25,366)	—	—	—
Deferred compensation	—	—	—	—	—	—	(2,546)	2,546
Share-based compensation	55,280	3,397	1	3,396	—	—	—	—
Dividends and dividend equivalents ($0.16 per share)	—	(14,722)	—	—	—	(14,722)	—	—
Balance, March 31, 2026	91,933,931	$1,796,390	$1,378	$380,075	$(113,440)	$1,921,376	$11,536	$(404,535)
Net earnings	—	168,028	—	—	—	168,028	—	—
Other comprehensive earnings (loss), net of tax	—	(2,314)	—	—	(2,314)	—	—	—
Deferred compensation	—	—	—	—	—	—	1,616	(1,616)
Purchases of treasury shares	(234,973)	(12,046)	—	—	—	—	—	(12,046)
Share-based compensation	73,676	2,834	—	2,834	—	—	—	—
Dividends and dividend equivalents ($2.18 per share)	—	(200,777)	—	—	—	(200,777)	—	—
Balance, June 30, 2026	91,772,634	$1,752,115	$1,378	$382,909	$(115,754)	$1,888,627	$13,152	$(418,197)

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$188,049	$278,233
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(469,460)	$(455,880)
Equity securities	(14,750)	(95,537)
Property and equipment	(3,856)	(2,358)
Other	(5,884)	(3,610)
Proceeds from sale of:
Fixed income securities, available-for-sale	126,582	29,970
Equity securities	38,426	55,251
Other	4,216	2,467
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	230,669	241,362
Net proceeds from purchase of short-term investments	(85,557)	(40,747)
Net cash used in investing activities	$(179,614)	$(269,082)
Cash Flows from Financing Activities
Proceeds from issuance of debt	$296,866	$—
Payment of debt	(100,000)	—
Cash dividends paid	(215,255)	(28,453)
Proceeds from stock option exercises	2,536	926
Purchases of treasury shares	(12,046)	—
Net cash used in financing activities	$(27,899)	$(27,527)
Net increase in cash	$(19,464)	$(18,376)
Cash at the beginning of the period	51,565	39,790
Cash at June 30,	$32,101	$21,414

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of RLI Corp. (the Company) and subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). These condensed consolidated financial statements do not include all the disclosures required by GAAP for annual financial statements and should be read in conjunction with our 2025 Annual Report on Form 10-K. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are necessary for fair financial statement presentation. The results of operations for any interim period are not necessarily indicative of the operating results for a full year. Certain reclassifications were made to 2025 to conform to the classifications used in the current year.

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

The allowance for uncollectible amounts on paid reinsurance balances receivable was $17 million at June 30, 2026 and December 31, 2025. The allowance for uncollectible amounts on unpaid reinsurance balances recoverable was $11 million at June 30, 2026 and December 31, 2025. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first six months of 2026 and less than $1 million was recovered.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets is detailed in the following table:

	June 30,	December 31,
(in thousands)	2026	2025
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2026. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of June 30, 2026 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended June 30, 2026			Ended June 30, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$168,028	91,922	$1.83	$124,336	91,827	$1.35
Effect of Dilutive Securities
Stock options and restricted stock units	—	238		—	691
Diluted EPS
Earnings available to common shareholders	$168,028	92,160	$1.82	$124,336	92,518	$1.34
Anti-dilutive securities excluded from diluted EPS		1,150			48

	For the Six Months			For the Six Months
	Ended June 30, 2026			Ended June 30, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$222,913	91,924	$2.42	$187,550	91,799	$2.04
Effect of Dilutive Securities
Stock options and restricted stock units	—	333		—	713
Diluted EPS
Earnings available to common shareholders	$222,913	92,257	$2.42	$187,550	92,512	$2.03
Anti-dilutive securities excluded from diluted EPS		1,062			48

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $1 million for the second quarter of 2026, compared to $5 million of tax expense for the same period in 2025. For the six-month period ended June 30, 2026, other comprehensive earnings (loss) is net of tax benefit of $7 million, compared to $13 million of tax expense for the same period in 2025.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $28 million for the first six months of 2026, compared to $49 million of unrealized gains, net of tax, in the first six months of 2025. The unrealized losses in 2026 were attributable to an increase in interest rates, which decreased the fair value of securities held in the fixed income portfolio. Interest rates decreased during 2025, which increased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated financial statements:

(in thousands)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Unrealized Gains (Losses) on Available-for-Sale Securities	2026	2025	2026	2025
Beginning balance	$(113,440)	$(143,693)	$(88,074)	$(173,723)
Other comprehensive earnings (loss) before reclassifications	(2,655)	17,922	(28,632)	47,822
Amounts reclassified from accumulated other comprehensive earnings	341	779	952	909
Net current-period other comprehensive earnings (loss)	$(2,314)	$18,701	$(27,680)	$48,731
Ending balance	$(115,754)	$(124,992)	$(115,754)	$(124,992)
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$1,465	$1,102

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months		For the Six Months
Component of Accumulated	Ended June 30,		Ended June 30,		Affected line item in the
Other Comprehensive Earnings (Loss)	2026	2025	2026	2025	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(507)	$(898)	$(1,570)	$(1,103)	Net realized gains (losses)
	75	(88)	365	(48)	Credit gains (losses) presented within net realized gains
	$(432)	$(986)	$(1,205)	$(1,151)	Earnings (loss) before income taxes
	91	207	253	242	Income tax (expense) benefit
	$(341)	$(779)	$(952)	$(909)	Net earnings (loss)

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

Regulation D Private Placement Securities: All Regulation D privately-placed bonds are deemed Level 3. The pricing vendor evaluation methodology for these securities includes a combination of observable and unobservable inputs. Observable inputs include public corporate spread matrices classified by sector, rating and average life, as well as investment and non-investment grade matrices created from fixed income indices. Unobservable inputs include a liquidity spread premium calculated based on public corporate spread and private corporate spread matrices. The quantitative detail of the liquidity spread premium is neither provided nor reasonably available to the Company. An increase to the credit spread assumptions would result in a lower fair value.

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

Equity Securities: As of June 30, 2026, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Pricing for the equity securities not traded on an exchange is provided by a third-party pricing source using observable inputs and are classified as Level 2. Pricing for equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Realized gains and losses on disposition of investments are based on the specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the six-month periods ended June 30, 2026 and 2025:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2026
Fixed income securities - available-for-sale	$127,366	$1,430	$(2,445)	$(1,015)
Equity securities	38,426	21,494	(1,399)	20,095
2025
Fixed income securities - available-for-sale	$29,579	$188	$(1,000)	$(812)
Equity securities	55,251	30,034	(562)	29,472

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2026
Fixed income securities - available-for-sale	$230,684	$458	$—	$458
2025
Fixed income securities - available-for-sale	$241,380	$62	$(72)	$(10)

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis are summarized below:

	As of June 30, 2026
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$281,707	$—	$281,707
U.S. agency	—	26,194	—	26,194
Non-U.S. government & agency	—	14,349	2,122	16,471
Agency MBS	—	594,335	—	594,335
ABS/CMBS/MBS*	—	758,032	—	758,032
Corporate	—	1,449,400	133,143	1,582,543
Municipal	—	358,660	—	358,660
Total fixed income securities - available-for-sale	$—	$3,482,677	$135,265	$3,617,942
Equity securities	950,058	—	9,319	959,377
Total	$950,058	$3,482,677	$144,584	$4,577,319

	As of December 31, 2025
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$335,223	$—	$335,223
U.S. agency	—	37,927	—	37,927
Non-U.S. government & agency	—	11,417	2,130	13,547
Agency MBS	—	610,675	—	610,675
ABS/CMBS/MBS*	—	672,984	—	672,984
Corporate	—	1,383,329	108,177	1,491,506
Municipal	—	371,474	—	371,474
Total fixed income securities - available-for-sale	$—	$3,423,029	$110,307	$3,533,336
Equity securities	890,622	—	8,254	898,876
Total	$890,622	$3,423,029	$118,561	$4,432,212
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$131,981	$98,945	$118,561	$95,125
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	214	899	(1,332)	1,792
Purchases	13,289	3,028	32,585	8,098
Sales / Calls / Maturities	(900)	(1,338)	(5,230)	(3,481)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance as of June 30,	$144,584	$101,534	$144,584	$101,534
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$214	$899	$(1,333)	$1,792

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity were as follows:

	June 30, 2026
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$181,011	$180,052
Due after one year through five years	761,392	749,675
Due after five years through 10 years	886,609	876,525
Due after 10 years	530,564	459,323
ABS/CMBS/MBS*	1,401,300	1,352,367
Total available-for-sale	$3,760,876	$3,617,942
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities are presented in the tables below. Amortized cost does not include accrued interest receivable of $31 million as of June 30, 2026 and $29 million as of December 31, 2025.

	June 30, 2026
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$282,536	$—	$735	$(1,564)	$281,707
U.S. agency	26,313	—	163	(282)	26,194
Non-U.S. government & agency	16,884	—	157	(570)	16,471
Agency MBS	625,626	—	1,714	(33,005)	594,335
ABS/CMBS/MBS*	775,674	(288)	1,549	(18,903)	758,032
Corporate	1,609,863	(175)	8,176	(35,321)	1,582,543
Municipal	423,980	—	1,186	(66,506)	358,660
Total Fixed Income	$3,760,876	$(463)	$13,680	$(156,151)	$3,617,942

	December 31, 2025
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$331,233	$—	$4,909	$(919)	$335,223
U.S. agency	37,379	—	677	(129)	37,927
Non-U.S. government & agency	13,831	—	274	(558)	13,547
Agency MBS	634,349	—	4,718	(28,392)	610,675
ABS/CMBS/MBS*	685,126	(470)	3,640	(15,312)	672,984
Corporate	1,502,843	(358)	16,951	(27,930)	1,491,506
Municipal	437,601	—	1,068	(67,195)	371,474
Total Fixed Income	$3,642,362	$(828)	$32,237	$(140,435)	$3,533,336
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of June 30, 2026, the discounted cash flow analysis resulted in an allowance for credit losses on 8 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$538	$157	$828	$197
Increase to allowance from securities for which credit losses were not previously recorded	57	16	96	16
Reduction from securities sold during the period	(9)	(2)	(67)	—
Reductions from intent to sell securities		(15)	(180)	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	(123)	89	(214)	32
Balance as of June 30,	$463	$245	$463	$245

We recognized $1 million of losses on securities for which we no longer had the intent to hold until recovery during the first six months of 2026, compared to less than $1 million during the first six months of 2025.

As of June 30, 2026, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,347 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $156 million in associated unrealized losses represents 4 percent of the fixed income portfolio’s cost basis and 3 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first six months of 2026, as interest rates increased during the period. Of the total 1,347 securities, 743 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	June 30, 2026			December 31, 2025
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$116,625	$45,281	$161,906	$8,610	$80,088	$88,698
Amortized cost	117,338	46,132	163,470	8,620	80,997	89,617
Unrealized loss	$(713)	$(851)	$(1,564)	$(10)	$(909)	$(919)
U.S. agency
Fair value	$7,723	$7,927	$15,650	$—	$19,797	$19,797
Amortized cost	7,924	8,008	15,932	—	19,926	19,926
Unrealized loss	$(201)	$(81)	$(282)	$—	$(129)	$(129)
Non-U.S. government
Fair value	$4,411	$4,268	$8,679	$—	$4,244	$4,244
Amortized cost	4,447	4,802	9,249	—	4,802	4,802
Unrealized Loss	$(36)	$(534)	$(570)	$—	$(558)	$(558)
Agency MBS
Fair value	$291,449	$190,635	$482,084	$34,783	$239,581	$274,364
Amortized cost	295,278	219,811	515,089	34,917	267,839	302,756
Unrealized loss	$(3,829)	$(29,176)	$(33,005)	$(134)	$(28,258)	$(28,392)
ABS/CMBS/MBS*
Fair value	$398,451	$133,375	$531,826	$110,600	$142,903	$253,503
Amortized cost	401,832	148,897	550,729	110,826	157,989	268,815
Unrealized loss	$(3,381)	$(15,522)	$(18,903)	$(226)	$(15,086)	$(15,312)
Corporate
Fair value	$604,882	$436,738	$1,041,620	$146,177	$545,897	$692,074
Amortized cost	612,223	464,718	1,076,941	148,444	571,560	720,004
Unrealized loss	$(7,341)	$(27,980)	$(35,321)	$(2,267)	$(25,663)	$(27,930)
Municipal
Fair value	$21,547	$297,023	$318,570	$3,759	$324,235	$327,994
Amortized cost	22,065	363,011	385,076	3,789	391,400	395,189
Unrealized loss	$(518)	$(65,988)	$(66,506)	$(30)	$(67,165)	$(67,195)
Total fixed income
Fair value	$1,445,088	$1,115,247	$2,560,335	$303,929	$1,356,745	$1,660,674
Amortized cost	1,461,107	1,255,379	2,716,486	306,596	1,494,513	1,801,109
Unrealized loss	$(16,019)	$(140,132)	$(156,151)	$(2,667)	$(137,768)	$(140,435)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at June 30, 2026 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$2,206,673	$2,067,119	$(139,554)	89.4%
2	BBB	Baa	432,377	418,772	(13,605)	8.7%
3	BB	Ba	45,804	44,506	(1,298)	0.8%
4	B	B	28,810	27,443	(1,367)	0.9%
5	CCC	Caa	2,822	2,495	(327)	0.2%
6	CC or lower	Ca or lower	—	—	—	0.0%
		Total	$2,716,486	$2,560,335	$(156,151)	100.0%

Other Invested Assets

We had $59 million of other invested assets at June 30, 2026 and December 31, 2025. Other invested assets include investments in low-income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our LIHTC and HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests were $13 million at June 30, 2026, compared to $14 million at December 31, 2025. Our LIHTC interests recognized amortization of $1 million as a component of income tax expense and a total tax benefit of $1 million during the second quarter of 2026 and 2025. For the six months ended June 30, 2026 and 2025, our LIHTC interests recognized amortization of $1 million and a total tax benefit of $1 million. Our unfunded commitment for our LIHTC investments was $7 million at June 30, 2026 and will be paid out in installments through 2040.

Our HTC investment had a balance of $9 million at June 30, 2026, compared to $11 million at December 31, 2025. Our HTC investment recognized $1 million of amortization as a component of income tax expense and a total tax benefit of $1 million during the second quarter of 2026, the same as in 2025. For the six months ended June 30, 2026 and 2025, our HTC investment recognized amortization of $1 million compared to $2 million during the same period in 2025. Our HTC investment recognized a total tax benefit of $2 million in each of 2026 and 2025. Our unfunded commitment for our HTC investments was $4 million at June 30, 2026 and will be paid out in installments through 2027.

Our investments in private funds totaled $17 million at June 30, 2026, down from $18 million at December 31, 2025, and had $2 million of associated unfunded commitments at June 30, 2026. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

Our investment in Prime Holdings Insurance Services, Inc. was $58 million at June 30, 2026, compared to $54 million at December 31, 2025.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments primarily consist of money market funds and fixed income securities with a contractual maturity of one year or less at the time of acquisition. Short-term investments are carried at cost, which approximates fair value. We had a cash and short-term investment balance of $32 million and $206 million, respectively, at June 30, 2026, compared to $52 million and $121 million, respectively, at December 31, 2025.

3. DEBT

Outstanding debt totaled $297 million as of June 30, 2026 and consisted of long-term debt, net of unamortized discount and debt issuance costs.

On March 3, 2026, we completed a public debt offering, issuing $300 million of senior notes maturing June 1, 2036, with interest payable semi-annually at a rate of 5.375 percent. The notes were issued at a discount, resulting in proceeds of $297 million after deducting the discount and issuance costs. The discount is being amortized to interest expense over the life of the debt using the effective interest method. The average rate on long-term debt was 5.38 percent for the six months ended June 30, 2026. The estimated fair value of the senior notes was $293 million as of June 30, 2026. The fair value of our long-term debt is based on limited observable prices and is therefore classified as a Level 2 liability within the fair value hierarchy.

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

On May 12, 2026, we repaid $50 million that was borrowed from the Federal Home Loan Bank of Chicago (FHLBC) on November 12, 2025. While the borrowing was outstanding, interest was paid monthly at an annualized rate of 4.21 percent.

The average rate on short-term debt was 4.52 percent during the first six months of 2026, compared to 5.18 percent during the first six months of 2025.

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table reconciles our unpaid losses and settlement expenses (LAE):

	For the Six Months
	Ended June 30,
(in thousands)	2026	2025
Unpaid losses and LAE at beginning of year
Gross	$2,886,819	$2,693,470
Ceded	(746,798)	(755,425)
Net	$2,140,021	$1,938,045

Increase (decrease) in incurred losses and LAE
Current accident year	$458,391	$420,433
Prior accident years	(75,252)	(58,617)
Total incurred	$383,139	$361,816

Loss and LAE payments for claims incurred
Current accident year	$(38,884)	$(35,903)
Prior accident years	(265,552)	(218,788)
Total paid	$(304,436)	$(254,691)

Net unpaid losses and LAE at June 30,	$2,218,724	$2,045,170

Unpaid losses and LAE at June 30,
Gross	$2,937,211	$2,806,889
Ceded	(718,487)	(761,719)
Net	$2,218,724	$2,045,170

For the first six months of 2026, incurred losses and LAE included $75 million of favorable development on prior years’ loss reserves, primarily related to accident years 2019 through 2022, as well as 2024 and 2025. Favorable development was primarily driven by commercial property, marine, commercial transportation, executive products, professional services and commercial excess liability. Although personal umbrella experienced adverse development, no product experienced significant adverse development.

For the first six months of 2025, incurred losses and LAE included $59 million of favorable development on prior years’ loss reserves, primarily related to accident years 2019 through 2022 and 2024. Favorable development was primarily driven by marine, commercial excess liability, surety, commercial property, general liability and our mortgage reinsurance program. Commercial transportation experienced adverse development related to auto exposures, but no products experienced significant adverse development.

5. INCOME TAXES

Income tax expense differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income as demonstrated in the following table:

	For the Three Months Ended June 30,				For the Six Months Ended June 30, 2026
	2026		2025		2026		2025
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$44,245	21.0%	$32,868	21.0%	$58,386	21.0%	$49,381	21.0%
State and local income taxes, net of federal income tax effect	842	0.4%	493	0.3%	1,380	0.5%	1,047	0.4%
Tax credit	(705)	(0.3)%	(645)	(0.4)%	(3,471)	(1.2)%	(1,290)	(0.6)%
Nontaxable or Nondeductible Items:
Excess tax benefit on share-based compensation	(144)	(0.1)%	(408)	(0.3)%	(1,995)	(0.7)%	(3,159)	(1.4)%
Other nontaxable or nondeductible items	(1,578)	(0.8)%	(129)	(0.0)%	816	0.2%	1,617	0.8%
Total tax expense	$42,660	20.2%	$32,179	20.6%	$55,116	19.8%	$47,596	20.2%

The effective tax rate is dependent upon the composition of pretax earnings and the related tax effects. The decrease in the effective tax rate was primarily due to the tax deduction related to the $2.00 special dividend paid to our Employee Stock Ownership Plan during the second quarter, as well as greater utilization of tax credits in the first half of the year. In interim periods, income tax expense is adjusted to reflect the estimated annual effective tax rate, and the resulting adjustments are reflected in other nontaxable or nondeductible items.

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

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023, LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 8,009,782 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 1,557,569 awards under the 2023 LTIP, including 376,931 thus far in 2026.

Compensation expense is based on the probable number of awards expected to vest. Total compensation expense related to equity awards was $2 million and $3 million in the three and six-month periods ended June 30, 2026, respectively, compared with $2 million and $4 million for the corresponding periods in 2025. The related income tax benefit was less than $1 million for the three and six-month periods ended June 30, 2026 and 2025. As of June 30, 2026, total unrecognized compensation expense related to outstanding and unvested awards was $8 million, which will be recognized over the weighted average vesting period of 2.56 years.

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

On May 14, 2026, the board of directors declared a $2.00 special cash dividend, payable on June 12, 2026, to shareholders of record at the close of business on May 29, 2026. To preserve the intrinsic value of the options, the board also approved, pursuant to the terms of our stock option plans, a proportional adjustment to the exercise price of all outstanding non-qualified options equal to the special dividend. The adjustment did not result in any incremental compensation expense.

The following tables summarize option activity for the six-month period ended June 30, 2026:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2026	2,986,614	$53.74
Options granted	327,725	49.08
Options exercised	(123,361)	34.64
Options canceled/forfeited	(9,650)	67.95
Outstanding options at June 30, 2026	3,181,328	$53.96	4.07	$26,137
Exercisable options at June 30, 2026	2,178,137	$50.91	2.98	$22,087

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $3 million in the first six months of both 2026 and 2025.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of June 30:

	2026		2025
Weighted-average fair value of grants	$9.42		$15.33
Risk-free interest rates	4.04%		4.10%
Dividend yield	3.04%		2.52%
Expected volatility	23.18%		23.18%
Expected option life	5.08	years	5.04	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or greater. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $2 million and $3 million during the first six months of 2026 and 2025, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2026	93,559	$71.65
Granted	49,206	50.20
Reinvested	4,470	54.72
Vested	(38,891)	70.79
Forfeited	(312)	50.05
Nonvested at June 30, 2026	108,032	$61.55

7. OPERATING SEGMENT INFORMATION

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

Amortization of deferred acquisition costs represents the recognition of commission and premium taxes over the life of insurance policies, in proportion to premium revenue recognized. The other policy acquisition costs line item includes other expenses associated with underwriting, but that cannot be specifically associated with the successful acquisition of a policy, including, but not limited to, employment costs for underwriters and underwriting support as well as costs for policy acquisition systems. Insurance operating expenses reflect allocated costs from various support departments, such as corporate technology, accounting, human resources and facilities, among others.

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

The following table summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Six Months
Net Premiums Earned	Ended June 30,		Ended June 30,
(in thousands)	2026	2025	2026	2025
Casualty
Commercial excess and personal umbrella	$126,854	$106,055	$248,125	$206,530
Commercial transportation	33,632	30,015	64,326	60,274
Professional services	28,134	26,623	56,083	53,210
General liability	22,850	23,869	45,658	46,799
Small commercial	19,886	20,000	39,208	39,915
Executive products	5,481	5,521	11,354	11,464
Other casualty	20,085	22,555	40,734	45,494
Total	$256,922	$234,638	$505,488	$463,686
Property
Commercial property	$68,900	$76,876	$141,860	$159,688
Marine	40,337	41,017	79,556	78,726
Other property	14,549	12,771	28,748	24,794
Total	$123,786	$130,664	$250,164	$263,208
Surety
Transactional	$13,347	$13,096	$26,642	$25,756
Commercial	12,402	12,422	25,037	25,198
Contract	10,639	11,084	21,151	22,401
Total	$36,388	$36,602	$72,830	$73,355
Grand Total	$417,096	$401,904	$828,482	$800,249

The following tables present our operating results by segment, as evaluated by the CODM.

For the Three Months Ended June 30, 2026

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$256,922	$123,786	$36,388	$417,096
Net investment income	-	-	-	46,042
Net realized gains	-	-	-	9,407
Net unrealized gains on equity securities	-	-	-	103,024
Consolidated revenue	$256,922	$123,786	$36,388	$575,569

Less: Expenses
Losses and settlement expenses	$159,686	$26,725	$3,484
Amortization of deferred acquisition costs	50,580	24,967	12,751
Other policy acquisition costs	25,593	9,136	11,648
Insurance operating expenses	19,321	9,459	3,837
Segment earnings before income taxes	$1,742	$53,499	$4,668	$59,909

Depreciation and amortization expense	$1,559	$515	$356

For the Three Months Ended June 30, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$234,638	$130,664	$36,602	$401,904
Net investment income	-	-	-	39,418
Net realized gains	-	-	-	15,004
Net unrealized gains on equity securities	-	-	-	43,500
Consolidated revenue	$234,638	$130,664	$36,602	$499,826

Less: Expenses
Losses and settlement expenses	$141,260	$38,459	$4,859
Amortization of deferred acquisition costs	45,761	26,698	12,656
Other policy acquisition costs	22,067	7,320	11,000
Insurance operating expenses	17,261	8,676	3,657
Segment earnings before income taxes	$8,289	$49,511	$4,430	$62,230

Depreciation and amortization expense	$1,544	$521	$359

For the Six Months Ended June 30, 2026

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$505,488	$250,164	$72,830	$828,482
Net investment income	-	-	-	88,363
Net realized gains	-	-	-	18,966
Net unrealized gains on equity securities	-	-	-	63,628
Consolidated revenue	$505,488	$250,164	$72,830	$999,439

Less: Expenses
Losses and settlement expenses	$312,518	$60,579	$10,042
Amortization of deferred acquisition costs	98,062	50,309	25,486
Other policy acquisition costs	49,825	19,949	23,119
Insurance operating expenses	36,048	17,643	7,206
Segment earnings before income taxes	$9,035	$101,684	$6,977	$117,696

Depreciation and amortization expense	$3,156	$1,053	$721

For the Six Months Ended June 30, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$463,686	$263,208	$73,355	$800,249
Net investment income	-	-	-	76,144
Net realized gains	-	-	-	29,916
Net unrealized gains on equity securities	-	-	-	1,182
Consolidated revenue	$463,686	$263,208	$73,355	$907,491

Less: Expenses
Losses and settlement expenses	$287,095	$71,184	$3,537
Amortization of deferred acquisition costs	88,664	53,674	25,258
Other policy acquisition costs	44,736	15,277	21,580
Insurance operating expenses	32,831	16,647	6,990
Segment earnings before income taxes	$10,360	$106,426	$15,990	$132,776

Depreciation and amortization expense	$3,049	$1,019	$669

The following table reconciles segment earnings before income taxes to earnings before income taxes.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of earnings before income taxes
Segment earnings before income taxes	$59,909	$62,230	$117,696	$132,776
Net investment income	46,042	39,418	88,363	76,144
Net realized gains	9,407	15,004	18,966	29,916
Net unrealized gains on equity securities	103,024	43,500	63,628	1,182
Interest expense on debt	(4,441)	(1,350)	(6,794)	(2,685)
General corporate expenses	(6,223)	(4,754)	(8,947)	(7,702)
Equity in earnings of unconsolidated investees	2,970	2,467	5,117	5,515
Earnings before income taxes	$210,688	$156,515	$278,029	$235,146

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease-related information were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$1,287	$1,081	$2,450	$2,230
Variable lease cost	455	459	795	787
Sublease income	(42)	(42)	(85)	(85)
Total lease cost	$1,700	$1,498	$3,160	$2,932

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,278	$1,017	$2,529	$2,245

ROU assets obtained in exchange for new operating lease liabilities	$5,627	$467	$9,114	$480

(in thousands)	June 30, 2026		December 31, 2025
Operating lease ROU assets	$20,118		$13,117
Operating lease liabilities	$21,730		$14,752
Weighted-average remaining lease term - operating leases	6.29	years	5.93	years
Weighted-average discount rate - operating leases	3.47%		3.78%

Future minimum lease payments under non-cancellable leases were as follows:

(in thousands)	June 30, 2026
2026	$2,269
2027	4,787
2028	3,566
2029	3,420
2030	2,862
2031	2,831
Thereafter	5,002
Total future minimum lease payments	$24,737
Less imputed interest	(3,007)
Total operating lease liability	$21,730

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These forward-looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance, reinsurance and surety industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2025 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this report. While the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2026	2025	2026	2025
Net earnings	$168,028	$124,336	$222,913	$187,550
Income tax expense	42,660	32,179	55,116	47,596
Earnings before income taxes	$210,688	$156,515	$278,029	$235,146
Equity in earnings of unconsolidated investees	(2,970)	(2,467)	(5,117)	(5,515)
General corporate expenses	6,223	4,754	8,947	7,702
Interest expense on debt	4,441	1,350	6,794	2,685
Net unrealized (gains) losses on equity securities	(103,024)	(43,500)	(63,628)	(1,182)
Net realized gains	(9,407)	(15,004)	(18,966)	(29,916)
Net investment income	(46,042)	(39,418)	(88,363)	(76,144)
Net underwriting income	$59,909	$62,230	$117,696	$132,776

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net premiums earned increased 4 percent, driven primarily by products in our casualty segment. Investment income was up 16 percent, reflecting higher reinvestment rates and an increased average asset base. Market increases resulted in $64 million of unrealized gains on equity securities during the first six months of 2026, compared to $1 million in the same period of 2025. Realized gains in 2026 included $20 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, and $1 million of realized losses on fixed income securities. This compares to $29 million of realized gains on equity securities, $1 million of realized losses on fixed income securities and $2 million of other realized gains during the first six months of 2025.

	For the Six Months
	Ended June 30,
Consolidated Revenues (in thousands)	2026	2025
Net premiums earned	$828,482	$800,249
Net investment income	88,363	76,144
Net realized gains	18,966	29,916
Net unrealized gains on equity securities	63,628	1,182
Total consolidated revenue	$999,439	$907,491

Underwriting income was $118 million on an 85.8 combined ratio for the first six months of 2026, compared to $133 million on an 83.4 combined ratio in the same period of 2025. Underwriting results were impacted by $26 million of pretax catastrophe losses in both 2026 and 2025. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $75 million in the first six months of 2026, compared to $59 million in 2025.

The loss ratio was 46.2 for the first six months of 2026, compared to 45.2 in 2025. The benefit of greater favorable development on prior years’ loss reserves was offset by a shift in the mix of business towards casualty lines, which tend to have higher non-catastrophe loss ratios than our property and surety products. The expense ratio increased to 39.6 from 38.2. The increase primarily reflected continued investments in our workforce.

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

Equity in earnings of unconsolidated investees relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $5 million of investee earnings from Prime in the first six months of 2026, the same as in the first six months of 2025.

Net earnings for the first six months of 2026 totaled $223 million, compared to $188 million for the same period in 2025. The increase primarily reflected larger unrealized gains on equity securities and higher investment income.

Comprehensive earnings totaled $195 million for the first six months of 2026, compared to $236 million for the first six months of 2025. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive loss of $28 million in the first six months of 2026 was primarily attributable to rising interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $49 million of other comprehensive earnings was recognized in 2025.

Premiums

Gross premiums written increased $30 million for the first six months of 2026, driven by favorable rate movement and growth within our casualty segment. Net premiums earned increased $28 million, primarily due to continued growth within our casualty segment.

	Gross Premiums Written			Net Premiums Earned
	For the Six Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Casualty
Commercial excess and personal umbrella	$326,947	$276,718	18%	$248,125	$206,530	20%
Commercial transportation	80,634	65,698	23%	64,326	60,274	7%
Professional services	62,081	59,732	4%	56,083	53,210	5%
General liability	50,389	53,648	(6)%	45,658	46,799	(2)%
Small commercial	43,641	43,242	1%	39,208	39,915	(2)%
Executive products	39,192	38,363	2%	11,354	11,464	(1)%
Other casualty	43,129	47,663	(10)%	40,734	45,494	(10)%
Total	$646,013	$585,064	10%	$505,488	$463,686	9%
Property
Commercial property	$223,898	$259,416	(14)%	$141,860	$159,688	(11)%
Marine	96,256	90,938	6%	79,556	78,726	1%
Other property	33,885	31,515	8%	28,748	24,794	16%
Total	$354,039	$381,869	(7)%	$250,164	$263,208	(5)%
Surety
Transactional	$29,048	$28,851	1%	$26,642	$25,756	3%
Commercial	28,834	32,357	(11)%	25,037	25,198	(1)%
Contract	25,602	25,246	1%	21,151	22,401	(6)%
Total	$83,484	$86,454	(3)%	$72,830	$73,355	(1)%
Grand Total	$1,083,536	$1,053,387	3%	$828,482	$800,249	4%

Casualty

Gross premiums written for the casualty segment increased $61 million in the first six months of 2026. We continued to benefit from positive rate movement across a large portion of our casualty segment. Personal umbrella expanded its distribution base while achieving favorable rate increases. Our commercial transportation business benefited from favorable market conditions as some competitors reduced their appetite, creating opportunities to write additional high-quality business at adequate rates. The decline in general liability premiums resulted from slower construction activity within our targeted markets, which created a more challenging environment for writing new project business. Other casualty premiums declined due to increased competition in our binding authority business and our decision to no longer participate in the reinsurance agreement with Prime.

Property

Gross premiums written for the property segment decreased $28 million in the first six months of 2026. Commercial property declined $36 million as increased market capacity and competition continued to pressure pricing. Marine premiums increased $5 million, driven by strong new business production and continued growth in our inland marine products. Additionally, growth in other property premiums was driven by rate increases for our Hawaii homeowners business and new business opportunities.

Surety

Gross premiums written for the surety segment decreased by $3 million in the first six months of 2026. Contract surety remained relatively stable despite economic conditions that tempered construction activity, reflecting continued marketing efforts and disciplined underwriting. Commercial surety premiums declined due to lower levels of non-recurring premium from our renewable energy portfolio and a competitive marketplace that resulted in fewer new business opportunities.

Underwriting Income

	For the Six Months
	Ended June 30,
	2026	2025
Underwriting Income (in thousands)
Casualty	$9,035	$10,360
Property	101,684	106,426
Surety	6,977	15,990
Total	$117,696	$132,776

Combined Ratio
Casualty	98.2	97.8
Property	59.4	59.6
Surety	90.4	78.2
Total	85.8	83.4

Casualty

The casualty segment recorded underwriting income of $9 million in the first six months of 2026, compared to $10 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $28 million in 2026, primarily related to accident years 2019 through 2022, as well as 2024 and 2025. Larger drivers of the favorable development were commercial transportation, executive products, professional services and commercial excess, while personal umbrella experienced some adverse development. In comparison, $20 million of prior accident years’ reserves were released in the first six months of 2025. Commercial excess, general liability and subsegments within professional liability drove the favorable development, while commercial transportation and personal umbrella had adverse development related to auto exposures in 2025. Storm losses on casualty-oriented package policies that include property coverage resulted in $2 million of losses in both 2026 and 2025.

The combined ratio for the casualty segment was 98.2 in 2026, compared to 97.8 in 2025. The segment’s loss ratio was 61.8 in 2026, down from 61.9 in 2025. The expense ratio for the casualty segment was 36.4, up from 35.9 for the same period last year.

Property

The property segment recorded underwriting income of $102 million for the first six months of 2026, compared to $106 million for the same period last year. Underwriting results for 2026 included $44 million of favorable development on prior years’ loss and catastrophe reserves, offset by $24 million of storm losses. Comparatively, results for 2025 included $28 million of favorable development on prior years’ loss and catastrophe reserves and $24 million of storm and other catastrophe losses.

Underwriting results for the first six months of 2026 resulted in a combined ratio of 59.4, compared to 59.6 for the same period last year. The segment’s loss ratio was 24.2 in 2026, down from 27.0 in 2025, due to increased favorable development on prior accident years. The segment’s expense ratio increased to 35.2 in 2026 from 32.6 in the prior year, as a result of continued investments in people on a lower earned premium base.

Surety

The surety segment recorded underwriting income of $7 million for the first six months of 2026, compared to $16 million for the same period last year. Results for 2026 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $4 million, compared to $11 million in 2025.

The combined ratio for the surety segment totaled 90.4 for the first six months of 2026, compared to 78.2 for the same period last year. The segment’s loss ratio was 13.8 in 2026, up from 4.8 in 2025, due to lower levels of favorable prior accident years’ reserve development. The expense ratio was 76.6, up from 73.4 in the prior year, due to continued investments in people, as well as higher acquisition expenses, which can fluctuate between periods.

Investment Income

Our investment portfolio generated net investment income of $88 million during the first six months of 2026, an increase of 16 percent from the same period in 2025. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first six months of 2026 and 2025 were as follows:

	2026	2025
Pretax Yield
Taxable	4.35%	4.04%
Tax-Exempt	3.01%	2.91%
After-Tax Yield
Taxable	3.44%	3.19%
Tax-Exempt	2.85%	2.76%

The following table depicts the composition of our investment portfolio at June 30, 2026 as compared to December 31, 2025:

(in thousands)	June 30, 2026		December 31, 2025
Fixed income	$3,617,942	74.2%	$3,533,336	75.7%
Equity securities	959,377	19.7%	898,876	19.3%
Short-term investments	206,119	4.2%	120,562	2.6%
Other invested assets	58,661	1.2%	59,281	1.3%
Cash	32,101	0.7%	51,565	1.1%
Total investments and cash	$4,874,200	100.0%	$4,663,620	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support our insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $85 million in the first six months of 2026, as the majority of investment cash flows were directed to the fixed income portfolio. Average fixed income duration was 4.7 years at June 30, 2026, reflecting our liability structure and sound capital position. The equity portfolio increased by $61 million during the first six months of 2026, due to positive performance in the equity markets, primarily in the second quarter. Proceeds from debt issuance were invested into short-term securities, increasing the short-term investment portfolio by $86 million.

Income Taxes

Our effective tax rate for the first six months of 2026 was 19.8 percent, compared to 20.2 percent for the same period in 2025. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The decrease in the effective tax rate for the six-month period in 2026 was primarily due to higher levels of tax credit utilization and deductions related to the $2.00 special dividend paid to our Employee Stock Ownership Plan.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net premiums earned increased 4 percent, driven primarily by products in our casualty segment. Investment income was up 17 percent, reflecting higher reinvestment rates and an increased average asset base. Market increases resulted in $103 million of unrealized gains on equity securities in the second quarter of 2026, compared to $44 million of unrealized gains for the same period in 2025. Realized gains in 2026 included $10 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, and less than $1 million of realized losses on fixed income securities. This compares to $14 million of realized gains on equity securities, $1 million of realized losses on fixed income securities and $2 million of other realized gains during the second quarter of 2025.

	For the Three Months
	Ended June 30,
Consolidated Revenues (in thousands)	2026	2025
Net premiums earned	$417,096	$401,904
Net investment income	46,042	39,418
Net realized gains	9,407	15,004
Net unrealized gains on equity securities	103,024	43,500
Total consolidated revenue	$575,569	$499,826

Underwriting income was $60 million on an 85.6 combined ratio for the second quarter of 2026, compared to $62 million on an 84.5 combined ratio in the same period of 2025. Underwriting results for 2026 were impacted by $10 million of pretax catastrophe losses, compared to $14 million in 2025. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $40 million in the second quarter of 2026, compared to $28 million in 2025.

The loss ratio was 45.5 for the second quarter of 2026, down from 45.9 in 2025 due to higher levels of favorable development on prior years’ loss reserves and lower catastrophe losses. The expense ratio increased to 40.1 from 38.6. Increased expenses were primarily related to continued investments in our workforce, as well as higher acquisition-related costs, which can fluctuate between periods.

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

Equity in earnings of unconsolidated investees relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $3 million of investee earnings from Prime in the second quarter of 2026, the same as in the second quarter of 2025.

Net earnings for the second quarter of 2026 totaled $168 million, compared to $124 million for the same period in 2025. The increase primarily reflected larger unrealized gains on equity securities and higher investment income.

Comprehensive earnings totaled $166 million for the second quarter of 2026, compared to $143 million for the same period in 2025. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive loss of $2 million in the second quarter of 2026 was primarily attributable to rising interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $19 million of other comprehensive earnings was recognized in 2025.

Premiums

Gross premiums written increased $17 million for the second quarter of 2026, driven by favorable rate movement and growth within our casualty segment. Net premiums earned increased $15 million, primarily due to continued growth within our casualty segment.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended June 30,			Ended June 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Casualty
Commercial excess and personal umbrella	$172,414	$145,286	19%	$126,854	$106,055	20%
Commercial transportation	41,520	34,782	19%	33,632	30,015	12%
Professional services	32,975	31,320	5%	28,134	26,623	6%
General liability	25,350	27,218	(7)%	22,850	23,869	(4)%
Small commercial	21,354	22,097	(3)%	19,886	20,000	(1)%
Executive products	22,630	21,536	5%	5,481	5,521	(1)%
Other casualty	22,756	24,371	(7)%	20,085	22,555	(11)%
Total	$338,999	$306,610	11%	$256,922	$234,638	9%
Property
Commercial property	$131,123	$148,544	(12)%	$68,900	$76,876	(10)%
Marine	49,546	46,212	7%	40,337	41,017	(2)%
Other property	18,607	17,061	9%	14,549	12,771	14%
Total	$199,276	$211,817	(6)%	$123,786	$130,664	(5)%
Surety
Transactional	$13,990	$14,143	(1)%	$13,347	$13,096	2%
Commercial	13,961	16,363	(15)%	12,402	12,422	(0)%
Contract	13,424	13,348	1%	10,639	11,084	(4)%
Total	$41,375	$43,854	(6)%	$36,388	$36,602	(1)%
Grand Total	$579,650	$562,281	3%	$417,096	$401,904	4%

Casualty

Gross premiums written for the casualty segment increased $32 million in the second quarter of 2026. We continued to benefit from favorable rate movement across a large portion of our casualty segment. Personal umbrella expanded its distribution base while benefiting from favorable rate movement. Our commercial transportation business benefited from favorable market conditions as some competitors reduced their appetite, creating opportunities to write additional high-quality business at adequate rates. The decline in general liability premiums resulted from slower construction activity within our targeted markets, which created a more challenging environment for writing new project business. Other casualty premiums declined due to increased competition in our binding authority business.

Property

Gross premiums written for the property segment decreased $13 million in the second quarter of 2026. Commercial property premiums declined $17 million as increased market capacity and competition continued to pressure pricing. Marine premiums increased $3 million, driven primarily by continued growth in our inland marine products. Additionally, growth in other property premiums was driven by rate increases for our Hawaii homeowners business.

Surety

Gross premiums written for the surety segment decreased by $2 million in the second quarter of 2026. Transactional and contract surety remained relatively stable despite economic conditions that tempered construction activity. Commercial surety premiums declined due to lower levels of non-recurring premium from our renewable energy portfolio and fewer new business opportunities.

Underwriting Income

	For the Three Months
	Ended June 30,
	2026	2025
Underwriting Income (in thousands)
Casualty	$1,742	$8,289
Property	53,499	49,511
Surety	4,668	4,430
Total	$59,909	$62,230

Combined Ratio
Casualty	99.3	96.5
Property	56.8	62.1
Surety	87.2	87.9
Total	85.6	84.5

Casualty

The casualty segment recorded underwriting income of $2 million in the second quarter of 2026, compared to $8 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $13 million in 2026, primarily related to accident years 2020, 2021, 2024 and 2025. Larger drivers of the favorable development were commercial excess, commercial transportation, professional services and executive products, while personal umbrella experienced some adverse development. In comparison, $15 million of prior accident years’ reserves were released in the second quarter of 2025. Commercial excess, personal umbrella, general liability and subsegments within professional liability drove the favorable development. Storm losses on casualty-oriented package policies that include property coverage resulted in $1 million of losses in both 2026 and 2025.

The combined ratio for the casualty segment was 99.3 in 2026, compared to 96.5 in 2025. The segment’s loss ratio was 62.2 in 2026, up from 60.2 in 2025, primarily due to lower levels of favorable prior accident years’ reserve development. The expense ratio for the casualty segment was 37.1, up from 36.3 for the same period last year.

Property

The property segment recorded underwriting income of $53 million for the second quarter of 2026, compared to $50 million for the same period last year. Underwriting results for 2026 included $23 million of favorable development on prior years’ loss and catastrophe reserves, offset by $9 million of storm losses. Comparatively, results for 2025 included $10 million of favorable development on prior years’ loss and catastrophe reserves and $13 million of storm and other catastrophe losses.

Underwriting results for the second quarter of 2026 resulted in a combined ratio of 56.8, compared to 62.1 for the same period last year. The segment’s loss ratio was 21.6 in 2026, down from 29.4 in 2025, due to larger reserve releases and lower catastrophe losses. The segment’s expense ratio increased to 35.2 in 2026 from 32.7 in the prior year, as a result of continued investments in people on a lower earned premium base.

Surety

The surety segment recorded underwriting income of $5 million for the second quarter of 2026, compared to $4 million for the same period last year. Results for 2026 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $3 million, compared to $2 million in 2025.

The combined ratio for the surety segment totaled 87.2 for the second quarter of 2026, compared to 87.9 for the same period last year. The segment’s loss ratio was 9.6 in 2026, down from 13.3 in 2025, due to larger levels of favorable prior accident years’ reserve development. The expense ratio was 77.6, up from 74.6 in the prior year, due to continued investments in people, as well as higher acquisition expenses, which can fluctuate between periods.

Investment Income

Our investment portfolio generated net investment income of $46 million during the second quarter of 2026, an increase of 17 percent from the same period in 2025. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the second quarter of 2026 and 2025 were as follows:

	2026	2025
Pretax Yield
Taxable	4.40%	4.06%
Tax-Exempt	3.04%	2.95%
After-Tax Yield
Taxable	3.48%	3.21%
Tax-Exempt	2.88%	2.80%

Income Taxes

Our effective tax rate for the second quarter of 2026 was 20.2 percent, compared to 20.6 percent for the same period in 2025. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The decrease in the effective tax rate for the second quarter of 2026 was primarily due to deductions related to the $2.00 special dividend paid to our Employee Stock Ownership Plan.

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

The following table summarizes cash flows provided by (used in) our activities for the six-month periods ended June 30, 2026 and 2025:

(in thousands)	2026	2025
Operating cash flows	$188,049	$278,233
Investing cash flows	(179,614)	(269,082)
Financing cash flows	(27,899)	(27,527)
Total	$(19,464)	$(18,376)

Premiums received from customers are our largest source of cash, while claim payments on insured losses represent our largest use of cash. Cash flows from operating activities may vary between periods due to the timing of these receipts and payments. Operating cash flow decreased in the first six months of 2026 compared to the same period in 2025, primarily due to higher loss and settlement expense payments, the purchase of federal income tax credits, and higher employee compensation payments. These decreases were partially offset by higher investment income receipts and lower reinsurance costs. During 2026, our financing activities included returning $184 million to shareholders through a $2.00 special dividend and repurchasing $12 million of common stock under the $250 million share repurchase plan the Company’s Board of Directors authorized on May 14, 2026.

Outstanding debt totaled $297 million as of June 30, 2026. On March 3, 2026, we completed a public debt offering, issuing $300 million of senior notes maturing June 1, 2036, with interest payable semi-annually at a rate of 5.375 percent. The notes were issued at a discount, resulting in net proceeds of $297 million after discounts and issuance costs.

We repaid $50 million that was outstanding under our revolving credit facility with PNC Bank, N.A. (PNC) on February 20, 2026. The credit facility with PNC, which was entered into during the first quarter of 2023, provided borrowing capacity of $100 million and was scheduled to expire on May 29, 2026. On February 26, 2026, we entered into an amended and restated credit agreement with PNC to extend the maturity date to February 26, 2031. The amended agreement provides borrowing capacity of $150 million and may be increased to $200 million under certain conditions.

On May 12, 2026, we repaid the $50 million borrowed from the Federal Home Loan Bank of Chicago (FHLBC) on November 12, 2025. While the borrowing was outstanding, interest was paid monthly at an annualized rate of 4.21 percent.

Two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of June 30, 2026, there were no outstanding borrowings with the FHLBC.

As of June 30, 2026, we had cash and other investments maturing within one year of approximately $424 million and an additional $811 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at June 30, 2026 have increased $211 million from December 31, 2025. As of June 30, 2026, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$282,536	$281,707	$(829)	5.8%	AA+
U.S. agency	26,313	26,194	(119)	0.5%	AA+
Non-U.S. government & agency	16,884	16,471	(413)	0.3%	A
Agency MBS	625,626	594,335	(31,291)	12.2%	AA+
ABS/CMBS/MBS**	775,674	758,032	(17,642)	15.5%	AA+
Corporate	1,609,863	1,582,543	(27,320)	32.5%	A-
Municipal	423,980	358,660	(65,320)	7.4%	AA+
Total fixed income	$3,760,876	$3,617,942	$(142,934)	74.2%	AA-
Equity	530,730	959,377	428,647	19.7%
Short-term investments	206,119	206,119	—	4.2%
Other invested assets	59,609	58,661	(948)	1.2%
Cash	32,101	32,101	—	0.7%
Total portfolio	$4,589,435	$4,874,200	$284,765	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of June 30, 2026, our fixed income portfolio had the following rating distribution:

					Below
					Investment
	AAA	AA	A	BBB	Grade	No Rating	Fair Value
U.S. government	$-	$281,707	$-	$-	$-	$-	$281,707
U.S. agency	-	26,194	-	-	-	-	26,194
Non-U.S. government & agency	-	1,387	7,369	5,593	-	2,122	16,471
Agency MBS	-	594,335	-	-	-	-	594,335
ABS/CMBS/MBS*	502,433	70,035	121,112	14,654	3,303	46,495	758,032
Corporate	17,548	150,475	625,564	490,054	162,695	136,207	1,582,543
Municipal	93,838	231,546	32,040	-	-	1,236	358,660
Total	$613,819	$1,355,679	$786,085	$510,301	$165,998	$186,060	$3,617,942
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

As of June 30, 2026, our fixed income portfolio remained well diversified, with 1,977 individual issues.

Our investment portfolio has limited exposure to structured asset-backed securities. As of June 30, 2026, we had $420 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of June 30, 2026, we had $338 million in commercial and non-agency MBS and $594 million in MBS backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 15.5 percent of our investment portfolio at quarter end.

We had $1.6 billion in corporate fixed income securities as of June 30, 2026, which includes $143 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

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

As of June 30, 2026, our equity portfolio had a dividend yield of 1.3 percent, compared to 1.1 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 75 individual securities and five ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low-income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $58 million of investments in unconsolidated investees at June 30, 2026, compared to $54 million at December 31, 2025.

Our investment portfolio does not have any exposure to derivatives.

As of June 30, 2026, our capital structure consisted of $297 million in debt and $1.8 billion of shareholders’ equity. Debt outstanding comprised 14 percent of total capital as of June 30, 2026. Interest and fees on debt obligations totaled $7 million for the first six months of 2026 and $3 million during the same period in 2025. We incurred interest expense on debt at an average annual interest rate of 5.20 percent during the first six months of 2026, compared to 5.18 percent during the same period last year.

On June 12, 2026, we paid a special dividend of $2.00 per share and a regular quarterly cash dividend of $0.18 per share, a 12.5 percent increase over the prior quarter. We have increased dividends in each of the last 51 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of June 30, 2026, our holding company had $1.8 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $191 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

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

In the first six months of 2026, RLI Ins. paid $119 million in ordinary dividends to RLI Corp. In 2025, RLI Ins. paid ordinary dividends totaling $139 million. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In 2025, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $151 million. As of June 30, 2026, $10 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends. A total of $190 million in ordinary dividend capacity will be available over the remainder of 2026. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 14, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $250 million of the Company’s outstanding common stock. The following table details the repurchases of the Company’s common stock during the three months ended June 30, 2026.

				Approximate Dollar Value of
			Total Number of Shares	Shares that May Yet be
	Total Number of	Average Price	Purchased as Part of	Purchased Under the Plan
Period	Shares Purchased	Paid per Share	Publicly Announced Plan	($ in thousands)
April 1, 2026 - April 30, 2026	-	$-	-	$250,000
May 1, 2026 - May 31, 2026	-	$-	-	$250,000
June 1, 2026 - June 30, 2026	234,973	$51.25	234,973	$238,000
Total	234,973		234,973

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

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: July 24, 2026