Form 10-Q
period 2026-09-30
RLI CORP
filed 2026-10-21
CIK 84246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 14, 2026, the number of shares outstanding of the registrant’s Common Stock was 91,732,032.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Loss)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net premiums earned	$424,914	$407,695	$1,253,396	$1,207,944
Net investment income	46,694	41,270	135,057	117,414
Net realized gains	8,637	18,318	27,603	48,234
Net unrealized gains (losses) on equity securities	(3,282)	41,981	60,346	43,163
Consolidated revenue	$476,963	$509,264	$1,476,402	$1,416,755
Losses and settlement expenses	201,341	187,998	584,480	549,814
Policy acquisition costs	134,147	128,937	400,897	378,126
Insurance operating expenses	30,657	30,215	91,554	86,683
Interest expense on debt	4,200	1,364	10,994	4,049
General corporate expenses	3,388	5,045	12,335	12,747
Total expenses	$373,733	$353,559	$1,100,260	$1,031,419
Equity in earnings of unconsolidated investees	(3,137)	1,540	1,980	7,055
Earnings before income taxes	$100,093	$157,245	$378,122	$392,391
Income tax expense	19,084	32,635	74,200	80,231
Net earnings	$81,009	$124,610	$303,922	$312,160

Other comprehensive earnings (loss), net of tax	(117,809)	27,674	(145,489)	76,405
Comprehensive earnings (loss)	$(36,800)	$152,284	$158,433	$388,565

Basic net earnings per share	$0.88	$1.36	$3.31	$3.40
Diluted net earnings per share	$0.88	$1.35	$3.29	$3.38

Weighted average number of common shares outstanding:
Basic	91,795	91,849	91,881	91,816
Diluted	92,251	92,310	92,259	92,460

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2026	2025
ASSETS
Investments and cash:
Fixed income:
Available-for-sale, at fair value	$3,600,969	$3,533,336
(amortized cost of $3,892,806 and allowance for credit losses of $522 at 9/30/26)
(amortized cost of $3,642,362 and allowance for credit losses of $828 at 12/31/25)
Equity securities, at fair value (cost - $523,206 at 9/30/26 and $534,311 at 12/31/25)	948,319	898,876
Short-term investments, at cost which approximates fair value	254,273	120,562
Other invested assets	57,608	59,281
Cash	46,212	51,565
Total investments and cash	$4,907,381	$4,663,620
Accrued investment income	32,205	30,026
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $21,629 at 9/30/26 and $23,673 at 12/31/25	231,730	212,226
Ceded unearned premium	124,169	124,669
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $10,643 at 9/30/26 and $11,107 at 12/31/25	727,036	746,798
Deferred policy acquisition costs	191,393	172,648
Property and equipment, at cost, net of accumulated depreciation of $90,456 at 9/30/26 and $84,459 at 12/31/25	41,032	40,733
Investment in unconsolidated investees	54,455	53,521
Goodwill and intangibles	53,562	53,562
Income taxes-deferred	9,508	—
Other assets	73,088	63,683
TOTAL ASSETS	$6,445,559	$6,161,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and settlement expenses	$2,997,555	$2,886,819
Unearned premiums	1,069,378	991,636
Reinsurance balances payable	30,535	40,580
Funds held	140,441	127,242
Income taxes-current	1,842	29,724
Income taxes-deferred	—	21,769
Short-term debt	—	100,000
Long-term debt	297,044	—
Accrued expenses	110,054	128,597
Other liabilities	102,537	56,923
TOTAL LIABILITIES	$4,749,386	$4,383,290

Shareholders’ Equity
Common stock ($0.01 par value)
(Shares authorized - 400,000,000)
(137,931,006 shares issued, 91,732,032 shares outstanding at 9/30/26)
(137,739,079 shares issued, 91,878,651 shares outstanding at 12/31/25)	$1,379	$1,377
Paid-in capital	386,585	376,679
Accumulated other comprehensive earnings (loss)	(233,563)	(88,074)
Retained earnings	1,953,087	1,881,213
Deferred compensation	13,358	14,082
Less: Treasury shares, at cost (46,198,974 shares at 9/30/26 and 45,860,428 shares at 12/31/25)	(424,673)	(407,081)
TOTAL SHAREHOLDERS’ EQUITY	$1,696,173	$1,778,196
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,445,559	$6,161,486

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2025	91,738,132	$1,521,967	$1,376	$367,645	$(173,723)	$1,719,668	$13,498	$(406,497)
Net earnings	—	63,214	—	—	—	63,214	—	—
Other comprehensive earnings (loss), net of tax	—	30,030	—	—	30,030	—	—	—
Deferred compensation	—	—	—	—	—	—	(1,686)	1,686
Share-based compensation	34,602	2,777	—	2,777	—	—	—	—
Dividends and dividend equivalents ($0.15 per share)	—	(13,776)	—	—	—	(13,776)	—	—
Balance, March 31, 2025	91,772,734	$1,604,212	$1,376	$370,422	$(143,693)	$1,769,106	$11,812	$(404,811)
Net earnings	—	124,336	—	—	—	124,336	—	—
Other comprehensive earnings (loss), net of tax	—	18,701	—	—	18,701	—	—	—
Deferred compensation	—	—	—	—	—	—	799	(799)
Share-based compensation	56,736	2,118	1	2,117	—	—	—	—
Dividends and dividend equivalents ($0.16 per share)	—	(14,706)	—	—	—	(14,706)	—	—
Balance, June 30, 2025	91,829,470	$1,734,661	$1,377	$372,539	$(124,992)	$1,878,736	$12,611	$(405,610)
Net earnings	—	124,610	—	—	—	124,610	—	—
Other comprehensive earnings (loss), net of tax	—	27,674	—	—	27,674	—	—	—
Deferred compensation	—	—	—	—	—	—	102	(102)
Share-based compensation	8,365	1,929	—	1,929	—	—	—	—
Dividends and dividend equivalents ($0.16 per share)	—	(14,698)	—	—	—	(14,698)	—	—
Balance, September 30, 2025	91,837,835	$1,874,176	$1,377	$374,468	$(97,318)	$1,988,648	$12,713	$(405,712)

					Accumulated
					Other
		Total			Comprehensive			Treasury
	Common	Shareholders’	Common	Paid-in	Earnings	Retained	Deferred	Shares
(in thousands, except share and per share data)	Shares	Equity	Stock	Capital	(Loss)	Earnings	Compensation	at Cost
Balance, January 1, 2026	91,878,651	$1,778,196	$1,377	$376,679	$(88,074)	$1,881,213	$14,082	$(407,081)
Net earnings	—	54,885	—	—	—	54,885	—	—
Other comprehensive earnings (loss), net of tax	—	(25,366)	—	—	(25,366)	—	—	—
Deferred compensation	—	—	—	—	—	—	(2,546)	2,546
Share-based compensation	55,280	3,397	1	3,396	—	—	—	—
Dividends and dividend equivalents ($0.16 per share)	—	(14,722)	—	—	—	(14,722)	—	—
Balance, March 31, 2026	91,933,931	$1,796,390	$1,378	$380,075	$(113,440)	$1,921,376	$11,536	$(404,535)
Net earnings	—	168,028	—	—	—	168,028	—	—
Other comprehensive earnings (loss), net of tax	—	(2,314)	—	—	(2,314)	—	—	—
Deferred compensation	—	—	—	—	—	—	1,616	(1,616)
Purchases of treasury shares	(234,973)	(12,046)	—	—	—	—	—	(12,046)
Share-based compensation	73,676	2,834	—	2,834	—	—	—	—
Dividends and dividend equivalents ($2.18 per share)	—	(200,777)	—	—	—	(200,777)	—	—
Balance, June 30, 2026	91,772,634	$1,752,115	$1,378	$382,909	$(115,754)	$1,888,627	$13,152	$(418,197)
Net earnings	—	81,009	—	—	—	81,009	—	—
Other comprehensive earnings (loss), net of tax	—	(117,809)	—	—	(117,809)	—	—	—
Deferred compensation	—	—	—	—	—	—	206	(206)
Purchases of treasury shares	(103,573)	(6,270)	—	—	—	—	—	(6,270)
Share-based compensation	62,971	3,677	1	3,676	—	—	—	—
Dividends and dividend equivalents ($0.18 per share)	—	(16,549)	—	—	—	(16,549)	—	—
Balance, September 30, 2026	91,732,032	$1,696,173	$1,379	$386,585	$(233,563)	$1,953,087	$13,358	$(424,673)

See accompanying notes to the unaudited condensed consolidated financial statements.

RLI Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$382,708	$457,453
Cash Flows from Investing Activities
Purchase of:
Fixed income securities, available-for-sale	$(753,383)	$(982,958)
Equity securities	(16,590)	(137,744)
Property and equipment	(6,152)	(3,736)
Other	(6,342)	(4,453)
Proceeds from sale of:
Fixed income securities, available-for-sale	162,043	383,181
Equity securities	57,760	87,874
Other	4,534	2,790
Proceeds from call or maturity of:
Fixed income securities, available-for-sale	352,802	343,319
Net proceeds from sale (purchase) of short-term investments	(133,711)	(90,791)
Net cash used in investing activities	$(339,039)	$(402,518)
Cash Flows from Financing Activities
Proceeds from issuance of debt	$296,866	$—
Payment of debt	(100,000)	—
Cash dividends paid	(231,784)	(43,146)
Proceeds from stock option exercises	4,212	1,042
Purchases of treasury shares	(18,316)	—
Net cash used in financing activities	$(49,022)	$(42,104)
Net increase (decrease) in cash	$(5,353)	$12,831
Cash at the beginning of the period	51,565	39,790
Cash at September 30,	$46,212	$52,621

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The guidance in ASU 2024-03 requires disaggregation of certain expenses into specified categories in the notes to the financial statements. Each relevant expense caption on the face of the statement of earnings that includes specific expenses, such as employee compensation, depreciation and intangible asset amortization, is required to be separately disclosed in a tabular presentation. Additionally, a separate total of selling expenses is required to be disclosed, along with a definition of what is included in selling expenses.

This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Although the Company continues to evaluate the impact of adopting this new accounting standard, the amendments are disclosure-related and should not have a material impact on our financial statements.

2025-06—Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

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

D. REINSURANCE

Ceded unearned premiums and reinsurance balances recoverable on unpaid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve the Company of its liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers and actively follow up on any past due or disputed amounts. As part of our monitoring efforts, we review reinsurers’ annual financial statements and Securities and Exchange Commission filings for those that are publicly traded. We also review insurance industry developments that may impact the financial condition of our reinsurers. We analyze the credit risk associated with our reinsurance balances recoverable by monitoring the AM Best and

Standard & Poor’s (S&P) ratings of our reinsurers. We subject our reinsurance balances recoverable to detailed recoverability tests, including a segment-based analysis using the average default rating percentage by S&P rating, which assists the Company in assessing the sufficiency of its allowance. Additionally, we perform an in-depth reinsurer financial condition analysis prior to the renewal of our reinsurance placements.

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

The allowance for uncollectible amounts on paid reinsurance balances receivable was $18 million at September 30, 2026 and $17 million at December 31, 2025. The allowance for uncollectible amounts on unpaid reinsurance balances recoverable was $11 million at September 30, 2026 and December 31, 2025. Changes in the allowances were due to changes in the amount of reinsurance balances outstanding, the composition of reinsurers from whom the balances were recoverable and their associated S&P default ratings. No write-offs were applied to the allowances in the first nine months of 2026 and less than $1 million was recovered.

E. INTANGIBLE ASSETS

The composition of goodwill and intangible assets is detailed in the following table:

	September 30,	December 31,
(in thousands)	2026	2025
Goodwill
Surety	$40,816	$40,816
Casualty	5,246	5,246
Total goodwill	$46,062	$46,062
Indefinite-lived intangibles	7,500	7,500
Total goodwill and intangibles	$53,562	$53,562

Annual impairment assessments were performed on our goodwill and state insurance license indefinite-lived intangible assets during the second quarter of 2026. Based upon these reviews, none of the assets were impaired. In addition, there were no triggering events as of September 30, 2026 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.

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

	For the Three Months			For the Three Months
	Ended September 30, 2026			Ended September 30, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$81,009	91,795	$0.88	$124,610	91,849	$1.36
Effect of Dilutive Securities
Stock options and restricted stock units	—	456		—	461
Diluted EPS
Earnings available to common shareholders	$81,009	92,251	$0.88	$124,610	92,310	$1.35
Anti-dilutive securities excluded from diluted EPS		1,008			819

	For the Nine Months			For the Nine Months
	Ended September 30, 2026			Ended September 30, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common shareholders	$303,922	91,881	$3.31	$312,160	91,816	$3.40
Effect of Dilutive Securities
Stock options and restricted stock units	—	378		—	644
Diluted EPS
Earnings available to common shareholders	$303,922	92,259	$3.29	$312,160	92,460	$3.38
Anti-dilutive securities excluded from diluted EPS		1,092			209

G. COMPREHENSIVE EARNINGS

Our comprehensive earnings include net earnings plus after-tax unrealized gains and losses on our available-for-sale fixed income portfolio. In reporting the components of comprehensive earnings, we used the federal statutory tax rate of 21 percent. Other comprehensive earnings (loss), as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax benefit of $31 million for the third quarter of 2026, compared to $7 million of tax expense for the same period in 2025. For the nine-month period ended September 30, 2026, other comprehensive earnings (loss) is net of tax benefit of $39 million, compared to $20 million of tax expense for the same period in 2025.

Unrealized losses, net of tax, recognized in other comprehensive earnings (loss) were $145 million for the first nine months of 2026, compared to $76 million of unrealized gains, net of tax, in the first nine months of 2025. The unrealized losses in 2026 were attributable to an increase in interest rates, which decreased the fair value of securities held in the fixed income portfolio. Interest rates decreased during 2025, which increased the fair value of securities held in the fixed income portfolio.

The following table illustrates the changes in the balance of each component of accumulated other comprehensive earnings (loss) for each period presented in the unaudited condensed consolidated financial statements:

(in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Unrealized Gains (Losses) on Available-for-Sale Securities	2026	2025	2026	2025
Beginning balance	$(115,754)	$(124,992)	$(88,074)	$(173,723)
Other comprehensive earnings (loss) before reclassifications	(118,861)	29,431	(147,493)	77,253
Amounts reclassified from accumulated other comprehensive earnings	1,052	(1,757)	2,004	(848)
Net current-period other comprehensive earnings (loss)	$(117,809)	$27,674	$(145,489)	$76,405
Ending balance	$(233,563)	$(97,318)	$(233,563)	$(97,318)
Balance of securities for which an allowance for credit losses has been recognized in net earnings			$1,989	$1,715

Credit losses on or the sale of an available-for-sale security results in amounts being reclassified from accumulated other comprehensive earnings (loss) to current period net earnings. The effects of reclassifications out of accumulated other comprehensive earnings (loss) by the respective line items of net earnings are presented in the following table:

	Amount Reclassified from Accumulated Other
(in thousands)	Comprehensive Earnings (Loss)
	For the Three Months		For the Nine Months
Component of Accumulated	Ended September 30,		Ended September 30,		Affected line item in the
Other Comprehensive Earnings (Loss)	2026	2025	2026	2025	Statement of Earnings
Unrealized gains and losses on available-for-sale securities	$(1,273)	$2,878	$(2,843)	$1,775	Net realized gains (losses)
	(59)	(654)	306	(702)	Credit gains (losses) presented within net realized gains
	$(1,332)	$2,224	$(2,537)	$1,073	Earnings (loss) before income taxes
	280	(467)	533	(225)	Income tax (expense) benefit
	$(1,052)	$1,757	$(2,004)	$848	Net earnings (loss)

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

Equity Securities: As of September 30, 2026, nearly all of our equity holdings were traded on an exchange. Exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). Equity securities not traded on an exchange are priced by a third-party pricing source using observable inputs and are classified as Level 2. Equity securities not traded on an exchange rely on one or more unobservable inputs and are classified as Level 3.

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

Realized gains and losses on disposition of investments are based on the specific identification of the investments sold on the settlement date. The following is a summary of the disposition of fixed income and equity securities for the nine-month periods ended September 30, 2026 and 2025:

Sales	Proceeds	Gross Realized		Net Realized
(in thousands)	From Sales	Gains	Losses	Gain (Loss)
2026
Fixed income securities - available-for-sale	$172,041	$1,483	$(3,393)	$(1,910)
Equity securities	57,760	32,234	(2,169)	30,065
2025
Fixed income securities - available-for-sale	$383,956	$5,076	$(3,219)	$1,857
Equity securities	87,874	46,478	(991)	45,487

Calls/Maturities		Gross Realized		Net Realized
(in thousands)	Proceeds	Gains	Losses	Gain (Loss)
2026
Fixed income securities - available-for-sale	$353,357	$673	$(600)	$73
2025
Fixed income securities - available-for-sale	$344,629	$271	$(72)	$199

FAIR VALUE MEASUREMENTS

Assets measured at fair value on a recurring basis are summarized below:

	As of September 30, 2026
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$245,973	$—	$245,973
U.S. agency	—	24,887	—	24,887
Non-U.S. government & agency	—	13,603	2,028	15,631
Agency MBS	—	580,245	—	580,245
ABS/CMBS/MBS*	—	781,895	—	781,895
Corporate	—	1,487,800	136,154	1,623,954
Municipal	—	328,384	—	328,384
Total fixed income securities - available-for-sale	$—	$3,462,787	$138,182	$3,600,969
Equity securities	937,282	—	11,037	948,319
Total	$937,282	$3,462,787	$149,219	$4,549,288

	As of December 31, 2025
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Fixed income securities - available-for-sale
U.S. government	$—	$335,223	$—	$335,223
U.S. agency	—	37,927	—	37,927
Non-U.S. government & agency	—	11,417	2,130	13,547
Agency MBS	—	610,675	—	610,675
ABS/CMBS/MBS*	—	672,984	—	672,984
Corporate	—	1,383,329	108,177	1,491,506
Municipal	—	371,474	—	371,474
Total fixed income securities - available-for-sale	$—	$3,423,029	$110,307	$3,533,336
Equity securities	890,622	—	8,254	898,876
Total	$890,622	$3,423,029	$118,561	$4,432,212
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table summarizes changes in the balance of securities whose fair value was measured using significant unobservable inputs (Level 3).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$144,584	$101,534	$118,561	$95,125
Net realized and unrealized gains (losses)
Included in other comprehensive earnings (loss)	(3,826)	1,130	(5,157)	2,922
Purchases	9,807	6,995	42,392	15,093
Sales / Calls / Maturities	(1,346)	(8,149)	(6,577)	(11,630)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance as of September 30,	$149,219	$101,510	$149,219	$101,510
Change in unrealized gains (losses) during the period for Level 3 assets held at period-end - included in other comprehensive earnings (loss)	$(3,826)	$1,244	$(5,160)	$2,899

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity were as follows:

	September 30, 2026
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$129,726	$128,624
Due after one year through five years	831,022	800,568
Due after five years through 10 years	926,854	873,702
Due after 10 years	544,412	435,935
ABS/CMBS/MBS*	1,460,792	1,362,140
Total available-for-sale	$3,892,806	$3,600,969
*	Asset-backed, commercial mortgage-backed and mortgage-backed securities

The amortized cost and fair value of available-for-sale securities are presented in the tables below. Amortized cost does not include accrued interest receivable of $32 million as of September 30, 2026 and $29 million as of December 31, 2025.

	September 30, 2026
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$255,418	$—	$—	$(9,445)	$245,973
U.S. agency	25,845	—	6	(964)	24,887
Non-U.S. government & agency	16,886	—	—	(1,255)	15,631
Agency MBS	643,916	—	71	(63,742)	580,245
ABS/CMBS/MBS*	816,876	(197)	669	(35,453)	781,895
Corporate	1,715,017	(325)	1,462	(92,200)	1,623,954
Municipal	418,848	—	36	(90,500)	328,384
Total Fixed Income	$3,892,806	$(522)	$2,244	$(293,559)	$3,600,969

	December 31, 2025
	Cost or	Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in thousands)	Cost	Losses	Gains	Losses	Value
U.S. government	$331,233	$—	$4,909	$(919)	$335,223
U.S. agency	37,379	—	677	(129)	37,927
Non-U.S. government & agency	13,831	—	274	(558)	13,547
Agency MBS	634,349	—	4,718	(28,392)	610,675
ABS/CMBS/MBS*	685,126	(470)	3,640	(15,312)	672,984
Corporate	1,502,843	(358)	16,951	(27,930)	1,491,506
Municipal	437,601	—	1,068	(67,195)	371,474
Total Fixed Income	$3,642,362	$(828)	$32,237	$(140,435)	$3,533,336
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

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

If changes in interest rates and credit spreads do not reasonably explain the unrealized loss for an available-for-sale security, or if any of the criteria above indicate a potential credit loss, the security is subjected to a discounted cash flow analysis. Inputs into the discounted cash flow analysis include prepayment assumptions for structured securities, default rates and recoverability rates based on credit rating. The allowance for any security is limited to the amount that the security’s fair value is below amortized cost. As of September 30, 2026, the discounted cash flow analysis resulted in an allowance for credit losses on 16 securities. The following table presents changes in the allowance for expected credit losses on available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$463	$245	$828	$197
Increase to allowance from securities for which credit losses were not previously recorded	118	717	240	720
Reduction from securities sold during the period	—	—	(67)	—
Reductions from intent to sell securities	—	—	(180)	—
Net increase (decrease) from securities that had an allowance at the beginning of the period	(59)	(63)	(299)	(18)
Balance as of September 30,	$522	$899	$522	$899

We recognized $1 million of losses on securities for which we no longer had the intent to hold until recovery during the first nine months of 2026, compared to less than $1 million during the first nine months of 2025.

As of September 30, 2026, in addition to the securities included in the allowance for credit losses, the fixed income portfolio contained 1,726 securities with an unrealized loss position for which an allowance for credit losses had not been recorded. The $294 million in associated unrealized losses represents 8 percent of the fixed income portfolio’s cost basis and 6 percent of total invested assets. Isolated to these securities, unrealized losses increased through the first nine months of 2026, as interest rates increased during the period. Of the total 1,726 securities, 716 have been in an unrealized loss position for 12 consecutive months or longer. The following table illustrates the total value of fixed income securities that were in an unrealized loss position after factoring in the allowance for credit losses. All fixed income securities continue to pay the expected coupon payments and we believe we will recover the amortized cost basis of available-for-sale securities that remain in an unrealized loss position.

	September 30, 2026			December 31, 2025
(in thousands)	< 12 Mos.	12 Mos. & Greater	Total	< 12 Mos.	12 Mos. & Greater	Total
U.S. government
Fair value	$212,038	$33,934	$245,972	$8,610	$80,088	$88,698
Amortized cost	220,509	34,908	255,417	8,620	80,997	89,617
Unrealized loss	$(8,471)	$(974)	$(9,445)	$(10)	$(909)	$(919)
U.S. agency
Fair value	$14,686	$7,413	$22,099	$—	$19,797	$19,797
Amortized cost	15,554	7,509	23,063	—	19,926	19,926
Unrealized loss	$(868)	$(96)	$(964)	$—	$(129)	$(129)
Non-U.S. government
Fair value	$11,504	$4,127	$15,631	$—	$4,244	$4,244
Amortized cost	12,083	4,803	16,886	—	4,802	4,802
Unrealized Loss	$(579)	$(676)	$(1,255)	$—	$(558)	$(558)
Agency MBS
Fair value	$398,264	$173,317	$571,581	$34,783	$239,581	$274,364
Amortized cost	423,723	211,600	635,323	34,917	267,839	302,756
Unrealized loss	$(25,459)	$(38,283)	$(63,742)	$(134)	$(28,258)	$(28,392)
ABS/CMBS/MBS*
Fair value	$508,786	$134,151	$642,937	$110,600	$142,903	$253,503
Amortized cost	524,822	153,568	678,390	110,826	157,989	268,815
Unrealized loss	$(16,036)	$(19,417)	$(35,453)	$(226)	$(15,086)	$(15,312)
Corporate
Fair value	$1,095,945	$393,497	$1,489,442	$146,177	$545,897	$692,074
Amortized cost	1,145,126	436,516	1,581,642	148,444	571,560	720,004
Unrealized loss	$(49,181)	$(43,019)	$(92,200)	$(2,267)	$(25,663)	$(27,930)
Municipal
Fair value	$52,372	$270,378	$322,750	$3,759	$324,235	$327,994
Amortized cost	55,873	357,377	413,250	3,789	391,400	395,189
Unrealized loss	$(3,501)	$(86,999)	$(90,500)	$(30)	$(67,165)	$(67,195)
Total fixed income
Fair value	$2,293,595	$1,016,817	$3,310,412	$303,929	$1,356,745	$1,660,674
Amortized cost	2,397,690	1,206,281	3,603,971	306,596	1,494,513	1,801,109
Unrealized loss	$(104,095)	$(189,464)	$(293,559)	$(2,667)	$(137,768)	$(140,435)
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

The following table shows the composition of the fixed income securities in unrealized loss positions, after factoring in the allowance for credit losses, at September 30, 2026 by the National Association of Insurance Commissioners (NAIC) rating and the generally equivalent Standard & Poor’s (S&P) and Moody’s ratings. The vast majority of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	(dollars in thousands)
NAIC	S&P	Moody’s	Amortized		Unrealized	Percent
Rating	Rating	Rating	Cost	Fair Value	Loss	to Total
1	AAA/AA/A	Aaa/Aa/A	$2,869,804	$2,618,245	$(251,559)	85.7%
2	BBB	Baa	627,493	590,688	(36,805)	12.5%
3	BB	Ba	69,396	66,741	(2,655)	0.9%
4	B	B	32,972	31,328	(1,644)	0.6%
5	CCC	Caa	3,452	2,629	(823)	0.3%
6	CC or lower	Ca or lower	854	781	(73)	0.0%
		Total	$3,603,971	$3,310,412	$(293,559)	100.0%

Other Invested Assets

We had $58 million of other invested assets at September 30, 2026, compared to $59 million at December 31, 2025. Other invested assets include investments in low-income housing tax credit partnerships (LIHTC) and historic tax credit partnerships (HTC), membership in the Federal Home Loan Bank of Chicago (FHLBC), and investments in private funds. Our

LIHTC and HTC investments are carried at amortized cost and our investment in FHLBC stock is carried at cost. Due to the nature of the LIHTC, HTC and our membership in the FHLBC, their carrying amounts approximate fair value. The private funds are carried at fair value, using each investment’s net asset value.

Our LIHTC interests were $12 million at September 30, 2026, compared to $14 million at December 31, 2025. Our LIHTC interests recognized amortization of $1 million as a component of income tax expense and a total tax benefit of $1 million during the third quarter of 2026 and 2025. For the nine months ended September 30, 2026 and 2025, our LIHTC interests recognized amortization of $2 million and a total tax benefit of $2 million. Our unfunded commitment for our LIHTC investments was $7 million at September 30, 2026 and will be paid out in installments through 2040.

Our HTC investment had a balance of $9 million at September 30, 2026, compared to $11 million at December 31, 2025. Our HTC investment recognized $1 million of amortization as a component of income tax expense and a total tax benefit of $1 million during the third quarter of 2026, the same as in 2025. For the nine months ended September 30, 2026, our HTC investment recognized amortization of $2 million, compared to $3 million during the same period in 2025. Our HTC investment recognized a total tax benefit of $3 million in each of 2026 and 2025. Our unfunded commitment for our HTC investments was $4 million at September 30, 2026 and will be paid out in installments through 2027.

Our investments in private funds totaled $17 million at September 30, 2026, down from $18 million at December 31, 2025, and had $2 million of associated unfunded commitments at September 30, 2026. Our interest in private funds is generally restricted from being transferred or otherwise redeemed without prior consent by the respective entities, and the timed dissolution of the partnerships would trigger redemption.

Investments in Unconsolidated Investees

Our investment in Prime Holdings Insurance Services, Inc. was $54 million at September 30, 2026 and December 31, 2025.

Cash and Short-Term Investments

Cash consists of uninvested balances in bank accounts. Short-term investments primarily consist of money market funds and fixed income securities with a contractual maturity of one year or less at the time of acquisition. Short-term investments are carried at cost, which approximates fair value. We had a cash and short-term investment balance of $46 million and $254 million, respectively, at September 30, 2026, compared to $52 million and $121 million, respectively, at December 31, 2025.

3. DEBT

Outstanding debt totaled $297 million as of September 30, 2026 and consisted of long-term debt, net of unamortized discount and debt issuance costs.

On March 3, 2026, we completed a public debt offering, issuing $300 million of senior notes maturing June 1, 2036, with interest payable semi-annually at a rate of 5.375 percent. The notes were issued at a discount, resulting in proceeds of $297 million after deducting the discount and issuance costs. The discount is being amortized to interest expense over the life of the debt using the effective interest method. The average rate on long-term debt was 5.38 percent for the nine months ended September 30, 2026. The estimated fair value of the senior notes was $274 million as of September 30, 2026. The fair value of our long-term debt is based on limited observable prices and is therefore classified as a Level 2 liability within the fair value hierarchy.

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

4. HISTORICAL LOSS AND LAE DEVELOPMENT

The following table reconciles our unpaid losses and settlement expenses (LAE):

	For the Nine Months
	Ended September 30,
(in thousands)	2026	2025
Unpaid losses and LAE at beginning of year
Gross	$2,886,819	$2,693,470
Ceded	(746,798)	(755,425)
Net	$2,140,021	$1,938,045

Increase (decrease) in incurred losses and LAE
Current accident year	$682,665	$623,926
Prior accident years	(98,185)	(74,112)
Total incurred	$584,480	$549,814

Loss and LAE payments for claims incurred
Current accident year	$(72,996)	$(74,868)
Prior accident years	(380,986)	(309,548)
Total paid	$(453,982)	$(384,416)

Net unpaid losses and LAE at September 30,	$2,270,519	$2,103,443

Unpaid losses and LAE at September 30,
Gross	$2,997,555	$2,873,054
Ceded	(727,036)	(769,611)
Net	$2,270,519	$2,103,443

For the first nine months of 2026, incurred losses and LAE included $98 million of favorable development on prior years’ loss reserves, primarily related to accident years 2018 through 2022, as well as 2024 and 2025. Favorable development was primarily driven by commercial property, marine, commercial transportation, commercial excess liability, surety, professional services and general liability. Although personal umbrella experienced adverse development, no product experienced significant adverse development.

For the first nine months of 2025, incurred losses and LAE included $74 million of favorable development on prior years’ loss reserves, primarily related to accident years 2019 through 2022 and 2024. Favorable development was primarily driven by commercial excess liability, marine, surety, commercial property, general liability and our mortgage reinsurance program. Commercial transportation experienced adverse development related to auto exposures, but no products experienced significant adverse development.

5. INCOME TAXES

Income tax expense differed from the amounts computed by applying the U.S. federal tax rate of 21 percent to pretax income as demonstrated in the following table:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$21,019	21.0%	$33,021	21.0%	$79,406	21.0%	$82,402	21.0%
State and local income taxes, net of federal income tax effect	635	0.6%	343	0.2%	2,014	0.5%	1,390	0.4%
Tax credit	(2,368)	(2.3)%	(645)	(0.4)%	(5,839)	(1.5)%	(1,935)	(0.5)%
Nontaxable or Nondeductible Items:
Excess tax benefit on share-based compensation	(269)	(0.3)%	(50)	(0.0)%	(2,264)	(0.6)%	(3,208)	(0.8)%
Other nontaxable or nondeductible items	67	0.1%	(34)	(0.0)%	883	0.2%	1,582	0.3%
Total tax expense	$19,084	19.1%	$32,635	20.8%	$74,200	19.6%	$80,231	20.4%

The effective tax rate is dependent upon the composition of pretax earnings and the related tax effects. The decrease in the effective tax rate for the third quarter was primarily due to greater utilization of tax credits. For the first nine months of the year, the decrease was primarily due to the tax deduction related to the $2.00 special dividend paid to our Employee Stock Ownership Plan in the second quarter, as well as greater utilization of tax credits. In interim periods, income tax expense is adjusted to reflect the estimated annual effective tax rate, and the resulting adjustments are reflected in other nontaxable or nondeductible items.

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

In 2023, our shareholders approved the 2023 RLI Corp. Long-Term Incentive Plan (2023 LTIP), which provides for equity-based compensation. In conjunction with the adoption of the 2023 LTIP, effective May 4, 2023, awards are no longer granted under the 2015 LTIP. Awards under the 2023 LTIP may be in the form of restricted stock, restricted stock units, stock options (incentive or non-qualified), stock appreciation rights, performance units as well as other stock-based awards. Eligibility under the 2023 LTIP is limited to employees, directors, consultants and independent contractors of the Company or any affiliate. The granting of awards under the 2023 LTIP is solely at the discretion of the Human Capital and Compensation Committee of the board of directors or its delegate. The maximum number of shares of common stock available for distribution under the 2023 LTIP is 8,009,782 shares (subject to adjustment for changes in our capitalization and other events). Since the plan’s approval in 2023, we have granted 1,620,422 awards under the 2023 LTIP, including 439,784 thus far in 2026.

Compensation expense is based on the probable number of awards expected to vest. Total compensation expense related to equity awards was $2 million and $5 million in the three and nine-month periods ended September 30, 2026, respectively, compared with $2 million and $6 million for the corresponding periods in 2025. The related income tax benefit was less than $1 million for each of the three-month periods and $1 million for each of the nine-month periods ended September 30, 2026 and 2025, respectively. As of September 30, 2026, total unrecognized compensation expense related to outstanding and unvested awards was $7 million, which will be recognized over the weighted average vesting period of 2.34 years.

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

The following tables summarize option activity for the nine-month period ended September 30, 2026:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Options	Exercise Price	Contractual Life	(in 000’s)
Outstanding options at January 1, 2026	2,986,614	$53.74
Options granted	386,975	50.94
Options exercised	(228,416)	38.75
Options canceled/forfeited	(9,650)	67.94
Outstanding options at September 30, 2026	3,135,523	$54.44	3.88	$17,040
Exercisable options at September 30, 2026	2,101,851	$51.45	2.69	$14,661

The intrinsic value of options exercised, which is the difference between the fair value and the exercise price, was $5 million and $4 million in the first nine months of 2026 and 2025, respectively.

The fair value of options was estimated using a Black-Scholes based option pricing model with the following weighted average grant-date assumptions and weighted average fair values as of September 30:

	2026		2025
Weighted-average fair value of grants	$9.77		$15.02
Risk-free interest rates	4.05%		4.10%
Dividend yield	3.05%		2.53%
Expected volatility	23.18%		23.18%
Expected option life	5.08	years	5.03	years

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

Restricted Stock Units

In addition to stock options, restricted stock units (RSUs) are granted with a value equal to the closing stock price of the Company’s stock on the dates the units are granted. For employees, these units generally have a three-year cliff vesting, but have an accelerated vesting feature for participants who are retirement eligible, defined by the plan as those individuals whose age and years of service equals 75 or greater. For directors, these units vest on the earlier of one year from the date of grant or the next annual shareholders meeting. In addition, the RSUs have dividend participation, which accrue as additional units and are settled with granted stock units at the end of the vesting period. The total fair value of restricted stock units that vested was $2 million and $3 million during the first nine months of 2026 and 2025, respectively.

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
Nonvested at January 1, 2026	93,559	$71.65
Granted	52,809	51.07
Reinvested	4,792	55.17
Vested	(42,007)	70.58
Forfeited	(312)	50.05
Nonvested at September 30, 2026	108,841	$61.41

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

The following table summarizes revenues by major product type within each operating segment:

	For the Three Months		For the Nine Months
Net Premiums Earned	Ended September 30,		Ended September 30,
(in thousands)	2026	2025	2026	2025
Casualty
Commercial excess and personal umbrella	$132,606	$112,175	$380,731	$318,705
Commercial transportation	33,508	31,190	97,834	91,464
Professional services	28,168	27,431	84,251	80,641
General liability	22,524	25,007	68,182	71,806
Small commercial	19,587	19,627	58,795	59,542
Executive products	5,646	6,043	17,000	17,507
Other casualty	20,138	22,035	60,872	67,529
Total	$262,177	$243,508	$767,665	$707,194
Property
Commercial property	$66,521	$72,853	$208,381	$232,541
Marine	43,412	40,058	122,968	118,784
Other property	16,587	13,778	45,335	38,572
Total	$126,520	$126,689	$376,684	$389,897
Surety
Transactional	$13,737	$13,268	$40,379	$39,024
Commercial	11,942	12,700	36,979	37,898
Contract	10,538	11,530	31,689	33,931
Total	$36,217	$37,498	$109,047	$110,853
Grand Total	$424,914	$407,695	$1,253,396	$1,207,944

The following tables present our operating results by segment, as evaluated by the CODM.

For the Three Months Ended September 30, 2026

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$262,177	$126,520	$36,217	$424,914
Net investment income	-	-	-	46,694
Net realized gains	-	-	-	8,637
Net unrealized gains (losses) on equity securities	-	-	-	(3,282)
Consolidated revenue	$262,177	$126,520	$36,217	$476,963

Less: Expenses
Losses and settlement expenses	$168,087	$31,103	$2,151
Amortization of deferred acquisition costs	51,244	25,963	12,708
Other policy acquisition costs	23,699	10,115	10,418
Insurance operating expenses	18,107	8,913	3,637
Segment earnings before income taxes	$1,040	$50,426	$7,303	$58,769

Depreciation and amortization expense	$1,542	$504	$356

For the Three Months Ended September 30, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$243,508	$126,689	$37,498	$407,695
Net investment income	-	-	-	41,270
Net realized gains	-	-	-	18,318
Net unrealized gains (losses) on equity securities	-	-	-	41,981
Consolidated revenue	$243,508	$126,689	$37,498	$509,264

Less: Expenses
Losses and settlement expenses	$150,912	$32,815	$4,271
Amortization of deferred acquisition costs	47,335	26,311	13,103
Other policy acquisition costs	23,199	8,219	10,770
Insurance operating expenses	17,576	8,920	3,719
Segment earnings before income taxes	$4,486	$50,424	$5,635	$60,545

Depreciation and amortization expense	$1,517	$534	$370

For the Nine Months Ended September 30, 2026

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$767,665	$376,684	$109,047	$1,253,396
Net investment income	-	-	-	135,057
Net realized gains	-	-	-	27,603
Net unrealized gains (losses) on equity securities	-	-	-	60,346
Consolidated revenue	$767,665	$376,684	$109,047	$1,476,402

Less: Expenses
Losses and settlement expenses	$480,605	$91,682	$12,193
Amortization of deferred acquisition costs	149,306	76,272	38,194
Other policy acquisition costs	73,524	30,064	33,537
Insurance operating expenses	54,155	26,556	10,843
Segment earnings before income taxes	$10,075	$152,110	$14,280	$176,465

Depreciation and amortization expense	$4,698	$1,557	$1,077

For the Nine Months Ended September 30, 2025

(in thousands)	Casualty	Property	Surety	Total
Revenue
Net premiums earned	$707,194	$389,897	$110,853	$1,207,944
Net investment income	-	-	-	117,414
Net realized gains	-	-	-	48,234
Net unrealized gains (losses) on equity securities	-	-	-	43,163
Consolidated revenue	$707,194	$389,897	$110,853	$1,416,755

Less: Expenses
Losses and settlement expenses	$438,007	$103,999	$7,808
Amortization of deferred acquisition costs	135,999	79,985	38,361
Other policy acquisition costs	67,935	23,496	32,350
Insurance operating expenses	50,407	25,567	10,709
Segment earnings before income taxes	$14,846	$156,850	$21,625	$193,321

Depreciation and amortization expense	$4,556	$1,553	$1,039

The following table reconciles segment earnings before income taxes to earnings before income taxes.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of earnings before income taxes
Segment earnings before income taxes	$58,769	$60,545	$176,465	$193,321
Net investment income	46,694	41,270	135,057	117,414
Net realized gains	8,637	18,318	27,603	48,234
Net unrealized gains (losses) on equity securities	(3,282)	41,981	60,346	43,163
Interest expense on debt	(4,200)	(1,364)	(10,994)	(4,049)
General corporate expenses	(3,388)	(5,045)	(12,335)	(12,747)
Equity in earnings of unconsolidated investees	(3,137)	1,540	1,980	7,055
Earnings before income taxes	$100,093	$157,245	$378,122	$392,391

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

The Company’s operating lease obligations are for branch office facilities. The components of lease expense and other lease-related information were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$1,312	$1,040	$3,762	$3,270
Variable lease cost	356	323	1,152	1,112
Sublease income	(42)	(42)	(127)	(127)
Total lease cost	$1,626	$1,321	$4,787	$4,255

Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$1,142	$1,027	$3,671	$3,273

ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$9,114	$480

Reduction to ROU assets resulting from reduction to lease liabilities	$212	$—	$212	$—

(in thousands)	September 30, 2026		December 31, 2025
Operating lease ROU assets	$18,792		$13,117
Operating lease liabilities	$20,579		$14,752
Weighted-average remaining lease term - operating leases	6.19	years	5.93	years
Weighted-average discount rate - operating leases	3.48%		3.78%

Future minimum lease payments under non-cancellable leases were as follows:

(in thousands)	September 30, 2026
2026	$1,127
2027	4,678
2028	3,458
2029	3,420
2030	2,862
2031	2,831
Thereafter	5,001
Total future minimum lease payments	$23,377
Less imputed interest	(2,798)
Total operating lease liability	$20,579

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

Underwriting Income

Underwriting income or profit represents one measure of the pretax profitability of our insurance operations, and is derived by subtracting losses and settlement expenses, policy acquisition costs and insurance operating expenses from net premiums earned, which are all GAAP financial measures. Each of these components is presented in the statements of earnings but are not subtotaled. However, this information is available in total and by segment in note 7 to the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q, and in note 11 to the consolidated financial statements in our 2025 Annual Report on Form 10-K, regarding operating segment information. The nearest comparable GAAP measure is earnings before income taxes which, in addition to underwriting income, includes net investment income, net realized gains or losses, net unrealized gains or losses on equity securities, general corporate expenses, debt costs and our portion of earnings from unconsolidated investees. A reconciliation of net earnings to underwriting income follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2026	2025	2026	2025
Net earnings	$81,009	$124,610	$303,922	$312,160
Income tax expense	19,084	32,635	74,200	80,231
Earnings before income taxes	$100,093	$157,245	$378,122	$392,391
Equity in earnings of unconsolidated investees	3,137	(1,540)	(1,980)	(7,055)
General corporate expenses	3,388	5,045	12,335	12,747
Interest expense on debt	4,200	1,364	10,994	4,049
Net unrealized (gains) losses on equity securities	3,282	(41,981)	(60,346)	(43,163)
Net realized gains	(8,637)	(18,318)	(27,603)	(48,234)
Net investment income	(46,694)	(41,270)	(135,057)	(117,414)
Net underwriting income	$58,769	$60,545	$176,465	$193,321

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net premiums earned increased 4 percent, driven primarily by products in our casualty segment. Investment income was up 15 percent, reflecting higher reinvestment rates and an increased average asset base. Market increases resulted in $60 million of unrealized gains on equity securities during the first nine months of 2026, compared to $43 million in the same period of 2025. Realized gains in 2026 included $30 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, and $3 million of realized losses on fixed income securities. This compares to $45 million of realized gains on equity securities, $2 million of realized gains on fixed income securities and $1 million of other realized gains during the first nine months of 2025.

	For the Nine Months
	Ended September 30,
Consolidated Revenues (in thousands)	2026	2025
Net premiums earned	$1,253,396	$1,207,944
Net investment income	135,057	117,414
Net realized gains	27,603	48,234
Net unrealized gains (losses) on equity securities	60,346	43,163
Total consolidated revenue	$1,476,402	$1,416,755

Underwriting income was $176 million on an 85.9 combined ratio for the first nine months of 2026, compared to $193 million on an 84.0 combined ratio in the same period of 2025. Underwriting results were impacted by $30 million of pretax catastrophe losses in 2026, compared to $26 million in 2025. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $98 million in the first nine months of 2026, compared to $74 million in 2025.

The loss ratio was 46.6 for the first nine months of 2026, compared to 45.5 in 2025. The benefit of greater favorable development on prior years’ loss reserves was offset by a shift in the mix of business towards casualty lines, which tend to have higher non-catastrophe loss ratios than our property and surety products. The expense ratio increased to 39.3 from 38.5, primarily reflecting continued investments in underwriting and technology capabilities.

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

Equity in earnings of unconsolidated investees relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $2 million of investee earnings from Prime in the first nine months of 2026, compared to $7 million in the first nine months of 2025.

Net earnings for the first nine months of 2026 totaled $304 million, compared to $312 million for the same period in 2025. Higher investment income and greater unrealized gains on equity securities were offset by lower underwriting income and higher interest expense.

Comprehensive earnings totaled $158 million for the first nine months of 2026, compared to $389 million for the first nine months of 2025. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive loss of $145 million in the first nine months of 2026 was primarily attributable to rising interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $76 million of other comprehensive earnings was recognized in 2025.

Premiums

Gross premiums written increased $42 million for the first nine months of 2026, driven by growth within our casualty segment, which continued to benefit from favorable rate movement. Net premiums earned increased $45 million, primarily due to continued growth within our casualty segment.

	Gross Premiums Written			Net Premiums Earned
	For the Nine Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Casualty
Commercial excess and personal umbrella	$500,197	$426,663	17%	$380,731	$318,705	19%
Commercial transportation	119,417	108,342	10%	97,834	91,464	7%
Professional services	94,770	91,042	4%	84,251	80,641	4%
General liability	72,612	79,186	(8)%	68,182	71,806	(5)%
Small commercial	62,597	63,320	(1)%	58,795	59,542	(1)%
Executive products	64,257	63,700	1%	17,000	17,507	(3)%
Other casualty	63,100	69,874	(10)%	60,872	67,529	(10)%
Total	$976,950	$902,127	8%	$767,665	$707,194	9%
Property
Commercial property	$301,385	$353,311	(15)%	$208,381	$232,541	(10)%
Marine	144,727	134,752	7%	122,968	118,784	4%
Other property	60,300	48,437	24%	45,335	38,572	18%
Total	$506,412	$536,500	(6)%	$376,684	$389,897	(3)%
Surety
Transactional	$43,711	$42,142	4%	$40,379	$39,024	3%
Commercial	41,883	46,034	(9)%	36,979	37,898	(2)%
Contract	36,827	36,805	0%	31,689	33,931	(7)%
Total	$122,421	$124,981	(2)%	$109,047	$110,853	(2)%
Grand Total	$1,605,783	$1,563,608	3%	$1,253,396	$1,207,944	4%

Casualty

Gross premiums written for the casualty segment increased $75 million in the first nine months of 2026. We continued to benefit from favorable rate movement across a large portion of our casualty segment. Personal umbrella continued to expand its distribution base while achieving favorable rate increases. Our commercial transportation business benefited from favorable market conditions as some competitors reduced their underwriting appetite, creating opportunities to write additional high-quality business at adequate rates. General liability and commercial excess premiums declined as slower construction activity and increased competition within our targeted markets created a more challenging environment for attracting new business. Other casualty premiums declined due to increased competition in our binding authority business and our decision to no longer participate in the reinsurance agreement with Prime.

Property

Gross premiums written for the property segment decreased $30 million in the first nine months of 2026. Commercial property declined $52 million as capacity and competition continued to pressure pricing and renewal retention. Marine premiums increased $10 million, driven by continued growth in our inland marine products. Additionally, growth in other property premiums was driven by rate increases for our Hawaii homeowners business and new opportunities with strategic distribution partners.

Surety

Gross premiums written for the surety segment decreased by $3 million in the first nine months of 2026. Transactional surety premiums increased as a result of continued marketing efforts. Contract surety remained relatively stable despite economic conditions that tempered construction activity, reflecting disciplined underwriting and ongoing producer engagement. Commercial surety premiums declined due to lower levels of non-recurring premium from our renewable energy portfolio and a competitive marketplace that resulted in fewer new business opportunities.

Underwriting Income

	For the Nine Months
	Ended September 30,
	2026	2025
Underwriting Income (in thousands)
Casualty	$10,075	$14,846
Property	152,110	156,850
Surety	14,280	21,625
Total	$176,465	$193,321

Combined Ratio
Casualty	98.7	97.9
Property	59.6	59.8
Surety	86.9	80.5
Total	85.9	84.0

Casualty

The casualty segment recorded underwriting income of $10 million in the first nine months of 2026, compared to $15 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $36 million in 2026, primarily related to accident years 2018 through 2021, as well as 2024 and 2025. Larger drivers of the favorable development were commercial transportation, commercial excess, professional services and general liability, while personal umbrella experienced adverse development. In comparison, $28 million of prior accident years’ reserves were released in the first nine months of 2025. Commercial excess, general liability and subsegments within professional liability drove the favorable development, while commercial transportation had adverse development related to auto exposures in 2025. Storm losses on casualty-oriented package policies that include property coverage resulted in $3 million of losses in 2026, compared to $2 million in 2025.

The combined ratio for the casualty segment was 98.7 in 2026, compared to 97.9 in 2025. The segment’s loss ratio was 62.6 in 2026, up from 61.9 in 2025, primarily due to a shift in the mix of business toward higher loss ratio products. The expense ratio for the casualty segment was 36.1, up from 36.0 for the same period last year.

Property

The property segment recorded underwriting income of $152 million for the first nine months of 2026, compared to $157 million for the same period last year. Underwriting results for 2026 included $54 million of favorable development on prior years’ loss and catastrophe reserves, offset by $27 million of storm losses. Comparatively, results for 2025 included $32 million of favorable development on prior years’ loss and catastrophe reserves and $24 million of storm and other catastrophe losses.

Underwriting results for the first nine months of 2026 resulted in a combined ratio of 59.6, compared to 59.8 for the same period last year. The segment’s loss ratio was 24.3 in 2026, down from 26.7 in 2025, due to increased favorable development on prior accident years. The segment’s expense ratio increased to 35.3 in 2026 from 33.1 in the prior year, as a result of continued investments in people on a lower earned premium base.

Surety

The surety segment recorded underwriting income of $14 million for the first nine months of 2026, compared to $22 million for the same period last year. Results for 2026 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $8 million, compared to $13 million in 2025.

The combined ratio for the surety segment totaled 86.9 for the first nine months of 2026, compared to 80.5 for the same period last year. The segment’s loss ratio was 11.2 in 2026, up from 7.0 in 2025, due to lower levels of favorable prior accident years’ reserve development. The expense ratio was 75.7, up from 73.5 in the prior year, due to a lower earned premium base and higher acquisition-related expenses, which can fluctuate between periods.

Investment Income

Our investment portfolio generated net investment income of $135 million during the first nine months of 2026, an increase of 15 percent from the same period in 2025. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the first nine months of 2026 and 2025 were as follows:

	2026	2025
Pretax Yield
Taxable	4.42%	4.10%
Tax-Exempt	2.97%	2.83%
After-Tax Yield
Taxable	3.49%	3.24%
Tax-Exempt	2.81%	2.68%

The following table depicts the composition of our investment portfolio at September 30, 2026 as compared to December 31, 2025:

(in thousands)	September 30, 2026		December 31, 2025
Fixed income	$3,600,969	73.4%	$3,533,336	75.7%
Equity securities	948,319	19.3%	898,876	19.3%
Short-term investments	254,273	5.2%	120,562	2.6%
Other invested assets	57,608	1.2%	59,281	1.3%
Cash	46,212	0.9%	51,565	1.1%
Total investments and cash	$4,907,381	100.0%	$4,663,620	100.0%

We believe our overall asset allocation supports our strategy to preserve capital for policyholders, provide sufficient income to support our insurance operations and effectively grow book value over a long-term investment horizon.

The fixed income portfolio increased by $68 million in the first nine months of 2026, as the majority of investment cash flows were directed to the fixed income portfolio, overcoming declines in market value due to rising interest rates. Average fixed income duration was 4.6 years at September 30, 2026, reflecting our liability structure and sound capital position. The equity portfolio increased by $49 million during the first nine months of 2026, due to positive performance in the equity markets. Short-term investments increased by $134 million as we maintained higher levels of liquidity in short-term securities, which continued to offer attractive yields in the current interest rate environment.

Income Taxes

Our effective tax rate for the first nine months of 2026 was 19.6 percent, compared to 20.4 percent for the same period in 2025. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The decrease in the effective tax rate for the nine-month period in 2026 was primarily due to the tax deduction related to the $2.00 special dividend paid to our Employee Stock Ownership Plan in the second quarter, as well as greater utilization of tax credits.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net premiums earned increased 4 percent, driven primarily by products in our casualty segment. Investment income was up 13 percent, reflecting higher reinvestment rates and an increased average asset base. Unrealized losses on equity securities were $3 million in the third quarter of 2026, compared to $42 million of unrealized gains for the same period in 2025, with the current-period amount impacted by the realization of gains on equity securities during the quarter. Realized gains in 2026 included $10 million of realized gains on equity securities, primarily due to rebalancing within our equity strategies, and $1 million of realized losses on fixed income securities. This compares to $16 million of realized gains on equity securities, $3 million of realized gains on fixed income securities and $1 million of other realized losses during the third quarter of 2025.

	For the Three Months
	Ended September 30,
Consolidated Revenues (in thousands)	2026	2025
Net premiums earned	$424,914	$407,695
Net investment income	46,694	41,270
Net realized gains	8,637	18,318
Net unrealized gains (losses) on equity securities	(3,282)	41,981
Total consolidated revenue	$476,963	$509,264

Underwriting income was $59 million on an 86.2 combined ratio for the third quarter of 2026, compared to $61 million on an 85.1 combined ratio in the same period of 2025. Underwriting results for 2026 were impacted by $4 million of pretax catastrophe losses, while minimal catastrophe losses were incurred in the third quarter of 2025. Results for each period benefited from favorable development on prior years’ loss reserves, which provided additional pretax earnings of $23 million in the third quarter of 2026, compared to $15 million in 2025.

The loss ratio was 47.4 for the third quarter of 2026, up from 46.1 in 2025, primarily due to a shift in the mix of business toward casualty lines and higher catastrophe losses, partially offset by increased favorable development on prior years’ loss reserves. The expense ratio decreased to 38.8 from 39.0 as earned premium growth outpaced expense growth.

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

Equity in earnings of unconsolidated investees relates to our investment in Prime Holdings Insurance Services, Inc. (Prime), a specialty insurance company. We recognized $3 million of investee losses from Prime in the third quarter of 2026, compared to $2 million of investee earnings in the third quarter of 2025.

Net earnings for the third quarter of 2026 totaled $81 million, compared to $125 million for the same period in 2025. The decrease primarily reflected lower realized gains and a shift from unrealized gains to unrealized losses on equity securities, partially offset by higher net investment income.

Comprehensive loss totaled $37 million for the third quarter of 2026, compared to $152 million of comprehensive earnings for the same period in 2025. Other comprehensive earnings (loss) primarily included net after-tax unrealized gains (losses) from the fixed income portfolio. Other comprehensive loss of $118 million in the third quarter of 2026 was primarily attributable to rising interest rates, which decreased the fair value of securities held in the fixed income portfolio. Comparatively, $28 million of other comprehensive earnings was recognized in 2025.

Premiums

Gross premiums written increased $12 million for the third quarter of 2026, driven by favorable rate movement and growth within our casualty segment. Net premiums earned increased $17 million, primarily due to continued growth within our casualty segment.

	Gross Premiums Written			Net Premiums Earned
	For the Three Months			For the Three Months
	Ended September 30,			Ended September 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Casualty
Commercial excess and personal umbrella	$173,250	$149,945	16%	$132,606	$112,175	18%
Commercial transportation	38,783	42,644	(9)%	33,508	31,190	7%
Professional services	32,689	31,310	4%	28,168	27,431	3%
General liability	22,223	25,538	(13)%	22,524	25,007	(10)%
Small commercial	18,956	20,078	(6)%	19,587	19,627	(0)%
Executive products	25,065	25,337	(1)%	5,646	6,043	(7)%
Other casualty	19,971	22,211	(10)%	20,138	22,035	(9)%
Total	$330,937	$317,063	4%	$262,177	$243,508	8%
Property
Commercial property	$77,487	$93,895	(17)%	$66,521	$72,853	(9)%
Marine	48,471	43,814	11%	43,412	40,058	8%
Other property	26,415	16,922	56%	16,587	13,778	20%
Total	$152,373	$154,631	(1)%	$126,520	$126,689	(0)%
Surety
Transactional	$14,663	$13,291	10%	$13,737	$13,268	4%
Commercial	13,049	13,677	(5)%	11,942	12,700	(6)%
Contract	11,225	11,559	(3)%	10,538	11,530	(9)%
Total	$38,937	$38,527	1%	$36,217	$37,498	(3)%
Grand Total	$522,247	$510,221	2%	$424,914	$407,695	4%

Casualty

Gross premiums written for the casualty segment increased $14 million in the third quarter of 2026. We continued to benefit from favorable rate movement across a large portion of our casualty segment, including personal umbrella, where we have also expanded our distribution base. These increases were partially offset by declines in general liability and commercial excess due to increased competition within our targeted markets, as well as lower commercial transportation premiums resulting from underwriting actions in a more competitive market. Other casualty premiums declined primarily due to increased competition in our binding authority business.

Property

Gross premiums written for the property segment decreased $2 million in the third quarter of 2026. Commercial property premiums declined $16 million as capacity and competition continued to pressure pricing and renewal retention. Marine premiums increased $5 million, driven primarily by continued growth in our inland marine products. Additionally, growth in other property premiums was driven by rate increases for our Hawaii homeowners business and new opportunities with strategic distribution partners.

Surety

Gross premiums written for the surety segment increased slightly in the third quarter of 2026. Growth in transactional surety premiums was partially offset by modest declines in commercial and contract surety premiums.

Underwriting Income

	For the Three Months
	Ended September 30,
	2026	2025
Underwriting Income (in thousands)
Casualty	$1,040	$4,486
Property	50,426	50,424
Surety	7,303	5,635
Total	$58,769	$60,545

Combined Ratio
Casualty	99.6	98.2
Property	60.1	60.2
Surety	79.8	85.0
Total	86.2	85.1

Casualty

The casualty segment recorded underwriting income of $1 million in the third quarter of 2026, compared to $4 million for the same period last year. Prior accident years’ reserve releases reduced loss and settlement expenses for the casualty segment by $8 million in 2026, primarily related to accident years 2020, 2021 and 2025. Larger drivers of the favorable development were commercial transportation, commercial excess and professional services, while personal umbrella experienced some adverse development. In comparison, $8 million of prior accident years’ reserves were released in the third quarter of 2025. Commercial excess, general liability, executive products and personal umbrella drove the favorable development. Storm losses on casualty-oriented package policies that include property coverage resulted in less than $1 million of losses in both 2026 and 2025.

The combined ratio for the casualty segment was 99.6 in 2026, compared to 98.2 in 2025. The segment’s loss ratio was 64.1 in 2026, up from 62.0 in 2025, primarily due to a shift in the mix of business toward higher loss ratio products. The expense ratio for the casualty segment was 35.5, down from 36.2 for the same period last year.

Property

The property segment recorded underwriting income of $50 million for the third quarter of 2026, the same amount as the prior year. Underwriting results for 2026 included $10 million of favorable development on prior years’ loss reserves, offset by $4 million of storm losses. Comparatively, results for 2025 included $5 million of favorable development on prior years’ loss reserves.

Underwriting results for the third quarter of 2026 resulted in a combined ratio of 60.1, compared to 60.2 for the same period last year. The segment’s loss ratio was 24.6 in 2026, down from 25.9 in 2025, as larger reserve releases more than offset higher storm losses. The segment’s expense ratio increased to 35.5 in 2026 from 34.3 in the prior year, primarily due to continued investments in people and higher acquisition-related expenses.

Surety

The surety segment recorded underwriting income of $7 million for the third quarter of 2026, compared to $6 million for the same period last year. Results for 2026 included favorable development on prior accident years’ reserves, which decreased loss and settlement expenses for the segment by $4 million, compared to $3 million in 2025.

The combined ratio for the surety segment totaled 79.8 for the third quarter of 2026, compared to 85.0 for the same period last year. The segment’s loss ratio was 5.9 in 2026, down from 11.4 in 2025, due to higher levels of favorable prior accident years’ reserve development. The expense ratio was 73.9, up from 73.6 in the prior year, due to a lower earned premium base and higher acquisition-related expenses, which can fluctuate between periods.

Investment Income

Our investment portfolio generated net investment income of $47 million during the third quarter of 2026, an increase of 13 percent from the same period in 2025. The increase in investment income was due to higher reinvestment rates, as well as an increased average asset base relative to the prior year.

Yields on our fixed income investments for the third quarter of 2026 and 2025 were as follows:

	2026	2025
Pretax Yield
Taxable	4.53%	4.19%
Tax-Exempt	2.89%	2.69%
After-Tax Yield
Taxable	3.58%	3.31%
Tax-Exempt	2.74%	2.55%

Income Taxes

Our effective tax rate for the third quarter of 2026 was 19.1 percent, compared to 20.8 percent for the same period in 2025. Effective rates are dependent upon components of pretax earnings or losses and the related tax effects. The decrease in the effective tax rate for the third quarter was primarily due to greater utilization of tax credits.

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

The following table summarizes cash flows provided by (used in) our activities for the nine-month periods ended September 30, 2026 and 2025:

(in thousands)	2026	2025
Operating cash flows	$382,708	$457,453
Investing cash flows	(339,039)	(402,518)
Financing cash flows	(49,022)	(42,104)
Total	$(5,353)	$12,831

Premiums received from customers are our largest source of cash, while claim payments on insured losses represent our largest use of cash. Cash flows from operating activities may vary between periods due to the timing of these receipts and payments. Operating cash flow decreased in the first nine months of 2026 compared to the same period in 2025, primarily due to higher loss and settlement expense payments, the purchase of federal income tax credits and higher employee compensation payments. These decreases were partially offset by higher investment income receipts and lower reinsurance costs. During 2026, our financing activities included returning $184 million to shareholders through a $2.00 special dividend and repurchasing $18 million of common stock under the $250 million share repurchase plan the Company’s Board of Directors authorized on May 14, 2026.

Outstanding debt totaled $297 million as of September 30, 2026. On March 3, 2026, we completed a public debt offering, issuing $300 million of senior notes maturing June 1, 2036, with interest payable semi-annually at a rate of 5.375 percent. The notes were issued at a discount, resulting in net proceeds of $297 million after discounts and issuance costs.

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

Two of our insurance companies, RLI Insurance Company (RLI Ins.) and Mt. Hawley Insurance Company, are members of the FHLBC. Membership in the Federal Home Loan Bank system provides both companies access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of September 30, 2026, there were no outstanding borrowings with the FHLBC.

As of September 30, 2026, we had cash and other investments maturing within one year of approximately $433 million and an additional $862 million maturing between one to five years. Whereas our strategy is to be fully invested at all times, short-term investments in excess of demand deposit balances are considered a component of investment activities, and thus are classified as investments in our consolidated balance sheets.

We believe that cash generated by operations and investments will provide sufficient sources of liquidity to meet our anticipated needs over the next 12 to 24 months. In the event they are not sufficient, we believe cash available from financing activities and other sources will provide sufficient additional liquidity.

We maintain a diversified investment portfolio representing policyholder funds that have not yet been paid out as claims, as well as the capital we hold for our shareholders. Invested assets at September 30, 2026 have increased $244 million from December 31, 2025. As of September 30, 2026, our investment portfolio had the following asset allocation breakdown:

	Cost or	Fair	Unrealized	% of Total
(in thousands)	Amortized Cost	Value	Gain/(Loss)	Fair Value	Quality*
U.S. government	$255,418	$245,973	$(9,445)	5.0%	AA+
U.S. agency	25,845	24,887	(958)	0.5%	AA+
Non-U.S. government & agency	16,886	15,631	(1,255)	0.3%	A+
Agency MBS	643,916	580,245	(63,671)	11.8%	AA+
ABS/CMBS/MBS**	816,876	781,895	(34,981)	16.0%	AAA
Corporate	1,715,017	1,623,954	(91,063)	33.1%	BBB+
Municipal	418,848	328,384	(90,464)	6.7%	AA
Total fixed income	$3,892,806	$3,600,969	$(291,837)	73.4%	AA-
Equity	523,206	948,319	425,113	19.3%
Short-term investments	254,273	254,273	—	5.2%
Other invested assets	57,608	57,608	—	1.2%
Cash	46,212	46,212	—	0.9%
Total portfolio	$4,774,105	$4,907,381	$133,276	100.0%
*	Quality ratings provided by Moody’s, S&P and Fitch
**	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

Quality is an average of each bond’s credit rating, adjusted for its relative weighting in the portfolio. As of September 30, 2026, our fixed income portfolio had the following rating distribution:

					Below
					Investment
	AAA	AA	A	BBB	Grade	No Rating	Fair Value
U.S. government	$-	$245,973	$-	$-	$-	$-	$245,973
U.S. agency	-	24,887	-	-	-	-	24,887
Non-U.S. government & agency	-	1,357	6,997	5,249	-	2,028	15,631
Agency MBS	-	580,245	-	-	-	-	580,245
ABS/CMBS/MBS*	525,022	73,391	121,482	13,054	4,128	44,818	781,895
Corporate	10,191	163,603	634,729	511,546	148,971	154,914	1,623,954
Municipal	83,745	211,607	33,032	-	-	-	328,384
Total	$618,958	$1,301,063	$796,240	$529,849	$153,099	$201,760	$3,600,969
*	Non-agency asset-backed, commercial mortgage-backed and mortgage-backed securities

As of September 30, 2026, our fixed income portfolio remained well diversified, with 2,033 individual issues.

Our investment portfolio has exposure to structured asset-backed securities. As of September 30, 2026, we had $435 million in ABS, which are pools of assets collateralized by cash flows from several types of loans, including home equity, credit cards, autos and structured bank loans in the form of collateralized loan obligations (CLOs).

As of September 30, 2026, we had $346 million in commercial and non-agency MBS and $580 million in MBS backed by government sponsored enterprises (GSEs - Freddie Mac, Fannie Mae and Ginnie Mae). Excluding the GSE-backed MBS, our exposure to ABS and CMBS was 16.2 percent of our investment portfolio at quarter end.

We had $1.6 billion in corporate fixed income securities as of September 30, 2026, which includes $142 million invested in a high-yield credit strategy. This high-yield portfolio consists of floating rate bank loans and bonds that are below investment grade in credit quality and offer incremental yield over our core fixed income portfolio.

The municipal portfolio includes approximately 70 percent taxable securities and 30 percent tax-exempt securities. Approximately 90 percent of our municipal bond portfolio maintains an ‘AA’ or better rating, while 100 percent of the municipal bond portfolio is rated ‘A’ or better.

Securities within the equity portfolio are well diversified and are primarily invested in broad index exchange traded funds (ETFs). Our actively managed equity strategy has a preference for dividend income and value oriented security selection with low turnover, which minimizes transaction costs and taxes throughout our long investment horizon.

As of September 30, 2026, our equity portfolio had a dividend yield of 1.3 percent, compared to 1.1 percent for the S&P 500 index. Because of the corporate dividend-received-deduction applicable to our dividend income, we pay an effective tax rate of 13.1 percent on dividends, compared to 21.0 percent on taxable interest and 5.3 percent on municipal bond interest income. The equity portfolio is managed in a diversified and granular manner, with 67 individual securities and five ETF positions. No single company exposure in the equity portfolio represents more than 1 percent of invested assets.

Other invested assets include investments in low-income housing tax credit and historic tax credit partnerships, membership in the FHLBC and investments in private funds.

We had $54 million of investments in unconsolidated investees at September 30, 2026, compared to $54 million at December 31, 2025.

Our investment portfolio does not have any exposure to derivatives.

As of September 30, 2026, our capital structure consisted of $297 million in debt and $1.7 billion of shareholders’ equity. Debt outstanding comprised 15 percent of total capital as of September 30, 2026. Interest and fees on debt obligations totaled $11 million for the first nine months of 2026 and $4 million during the same period in 2025. We incurred interest expense on debt at an average annual interest rate of 5.27 percent during the first nine months of 2026, compared to 5.18 percent during the same period last year.

We paid a regular quarterly cash dividend of $0.18 per share on September 15, 2026, the same amount as the prior quarter. We have increased dividends in each of the last 51 years.

Our three insurance companies are subsidiaries of RLI Corp, with RLI Ins. as the first-level, or principal, insurance company. At the holding company (RLI Corp.) level, we rely largely on dividends from our insurance subsidiaries to meet our obligations for paying principal and interest on outstanding debt, corporate expenses and dividends to RLI Corp. shareholders. As discussed further below, dividend payments to RLI Corp. from our principal insurance subsidiary are restricted by state insurance laws as to the amount that may be paid without prior approval of the insurance regulatory authorities of Illinois. As a result, we may not be able to receive dividends from such subsidiary at times and in amounts necessary to pay desired dividends to RLI Corp. shareholders. On a GAAP basis, as of September 30, 2026, our holding company had $1.7 billion in equity. This includes amounts related to the equity of our insurance subsidiaries, which is subject to regulatory restrictions under state insurance laws. The unrestricted portion of holding company net assets is comprised primarily of investments and cash, including $206 million in liquid assets. Unrestricted funds at the holding company are available to fund debt interest, general corporate obligations and dividend payments to our shareholders. If necessary, the holding company also has other potential sources of liquidity that could provide for additional funding to meet corporate obligations or pay shareholder dividends, which include a revolving line of credit, as well as access to capital markets.

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

In the first nine months of 2026, RLI Ins. paid $157 million in ordinary dividends to RLI Corp. In 2025, RLI Ins. paid ordinary dividends totaling $139 million. Any dividend distribution in excess of the ordinary dividend limits is deemed extraordinary and requires prior approval from the Illinois Department of Insurance (IDOI). In 2025, our principal insurance subsidiary sought and received regulatory approval prior to the payment of extraordinary dividends totaling $151 million. As of September 30, 2026, $1 million of the net assets of our principal insurance subsidiary were not restricted and could be distributed to RLI Corp. as ordinary dividends. A total of $152 million in ordinary dividend capacity will be available over the remainder of 2026. In addition to restrictions from our principal subsidiary’s insurance regulator, we also consider internal models and how capital adequacy is defined by our rating agencies in determining amounts available for distribution.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 14, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $250 million of the Company’s outstanding common stock. The following table details the repurchases of the Company’s common stock during the three months ended September 30, 2026.

			Total Number of	Approximate Dollar Value of
			Shares Purchased as	Shares that May Yet be
	Total Number of	Average Price	Part of Publicly	Purchased Under the Plan
Period	Shares Purchased	Paid per Share	Announced Plan	($ in thousands)
July 1, 2026 - July 31, 2026	-	$-	-	$238,000
August 1, 2026 - August 31, 2026	-	$-	-	$238,000
September 1, 2026 - September 30, 2026	103,573	$60.51	103,573	$232,000
Total	103,573		103,573

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

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 21, 2026